Form 10-Q
period 2010-06-30
CHOICE BANCORP, INC.
filed 2010-08-20
CIK 1487623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission File Number 333-166660

CHOICE BANCORP, INC.

(Exact name of registrant as specified in its charter)

Wisconsin	27-2416885
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2450 Witzel Ave., Oshkosh, Wisconsin 54904
(Address of principal executive offices, including zip code)

(920) 230-1300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.

(1)  Yes ☒ No ☐

(2)  Yes ☐  No ☒

Indicate by checkmark whether registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, accelerated filer”, and “smaller reporting company”  in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

Number of shares of the issuer’s common stock, $1.00 par value per share, issued and outstanding as of August 13, 2010:  one (1), which was held by Choice Bank (see “Explanatory Note” in this Report).

EXPLANATORY NOTE

Choice Bancorp, Inc., a Wisconsin corporation (the “Company”), was formed to serve as the holding company for Choice Bank, a Wisconsin-chartered bank (the “Bank”), as part of a reorganization (the “Reorganization”) whereby each share of Bank common stock will be automatically converted into one share of the Company’s common stock.  As of June 30, 2010, the Reorganization had not been completed, and, as of that date, the Company had no assets or liabilities, and had not conducted any business other than that of an organizational nature.  Accordingly, for informational purposes, the Bank’s quarterly report on Form 10-Q for the quarter ended June 30, 2010, as filed with the Federal Deposit Insurance Corporation (“FDIC”) on August 16, 2010, is attached hereto as Exhibit 99.1.

On August 6, 2010, the Bank filed a Form 8-K Current Report with the FDIC reporting that Bank shareholders approved the Reorganization.  For informational purposes, the Bank’s Form 8-K Current Report as filed with the FDIC on August 6, 2010, is attached as Exhibit 99.2.

PART I   FINANCIAL INFORMATION

ITEM 1. Financial Statements

Not applicable.  Please see the Explanatory Note.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Not applicable.  Please see the Explanatory Note.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.  Please see the Explanatory Note.

ITEM 4.  Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q for the quarter ended June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the fiscal quarter covered by this report, such disclosure controls and procedures were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance in achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

Not applicable.  Please see the Explanatory Note.

Item 1A.  Risk Factors

Not applicable.  Please see the Explanatory Note.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.  Please see the Explanatory Note.

ITEM 3. Defaults Upon Senior Securities

Not applicable.  Please see the Explanatory Note.

ITEM 4. [Reserved]

ITEM 5. Other Information

ITEM 6. Exhibits

Exhibit Number	Description

31.1	Rule 302 Certification of Principal Executive Officer
31.2	Rule 302 Certification of Principal Financial Officer
32.1	Rule 1350 Certification by Chief Executive Officer
32.2	Rule 1350 Certification by Chief Financial Officer
99.1	Quarterly Report on Form 10-Q of Choice Bank for the quarter ended June 30, 2010
99.2	Current Report on Form 8-K of Choice Bank, dated August 3, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE BANCORP, INC.

DATE: August 19, 2010	/s/ Keith C. Pollnow
Keith C. Pollnow, President and Chief Executive Officer
(Principal Executive Officer)

DATE: August 19, 2010	/s/ John F. Glynn
John F. Glynn, Chief Financial Officer and Treasurer,
(Principal Financial Officer and Principal Accounting
Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 302 Certification of Principal Executive Officer
31.2	Rule 302 Certification of Principal Financial Officer
32.1	Rule 1350 Certification by Chief Executive Officer
32.2	Rule 1350 Certification by Chief Financial Officer
99.1	Quarterly Report on Form 10-Q of Choice Bank for the quarter ended June 30, 2010
99.2	Current Report on Form 8-K of Choice Bank, dated August 3, 2010