Form 10-Q
period 2010-09-30
CHOICE BANCORP, INC.
filed 2010-11-15
CIK 1487623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

(2)  Yes ☒  No ☐

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

EXPLANATORY NOTE

Choice Bancorp, Inc., a Wisconsin corporation (the “Company”), was formed to serve as the holding company for Choice Bank, a Wisconsin-chartered bank (the “Bank”), as part of a reorganization (the “Reorganization”) whereby each share of Bank common stock will be automatically converted into one share of the Company’s common stock.  As of September 30, 2010, and as of the date of this Report, the Reorganization had not been completed, and, as of such dates, the Company had no assets or liabilities, and had not conducted any business other than that of an organizational nature.  Accordingly, for informational purposes, the Bank’s quarterly report on Form 10-Q for the quarter ended September 30, 2010, as filed with the Federal Deposit Insurance Corporation (“FDIC”) on November 15, 2010, is attached hereto as Exhibit 99.1.

PART I   FINANCIAL INFORMATION

ITEM 1. Financial Statements

Not applicable.  Please see the Explanatory Note.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Not applicable.  Please see the Explanatory Note.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.  Please see the Explanatory Note.

ITEM 4.  Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

Not applicable.  Please see the Explanatory Note.

Item 1A.  Risk Factors

Not applicable.  Please see the Explanatory Note.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.  Please see the Explanatory Note.

ITEM 3. Defaults Upon Senior Securities

Not applicable.  Please see the Explanatory Note.

ITEM 4. [Reserved]

ITEM 5. Other Information

ITEM 6. Exhibits

Exhibit Number	Description

31.1	Rule 302 Certification of Principal Executive Officer
31.2	Rule 302 Certification of Principal Financial Officer
32.1	Rule 1350 Certification by Chief Executive Officer
32.2	Rule 1350 Certification by Chief Financial Officer
99.1	Quarterly Report on Form 10-Q of Choice Bank for the quarter ended September 30, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE BANCORP, INC.

DATE: November 11, 2010	/s/ Keith C. Pollnow
Keith C. Pollnow, President and Chief Executive Officer
(Principal Executive Officer)

DATE: November 11, 2010	/s/ John F. Glynn
John F. Glynn, Chief Financial Officer and Treasurer,
(Principal Financial Officer and Principal Accounting
Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 302 Certification of Principal Executive Officer
31.2	Rule 302 Certification of Principal Financial Officer
32.1	Rule 1350 Certification by Chief Executive Officer
32.2	Rule 1350 Certification by Chief Financial Officer
99.1	Quarterly Report on Form 10-Q of Choice Bank for the quarter ended September 30, 2010