Form 10-K
period 2010-12-31
CHOICE BANCORP, INC.
filed 2011-03-31
CIK 1487623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Yes ☒  No ☐

Number of shares of the issuer’s common stock, $1.00 par value per share, issued and outstanding as of March 9, 2011:  one (1), which was held by Choice Bank (see “Explanatory Note” in this Report).

EXPLANATORY NOTE

Choice Bancorp, Inc., a Wisconsin corporation (the “Company”), was formed to serve as the holding company for Choice Bank, a Wisconsin-chartered bank (the “Bank”), as part of a reorganization (the “Reorganization”) whereby each share of Bank common stock will be automatically converted into one share of the Company’s common stock.  As previously announced in a Form 8-K filed by the Company on March 15, 2011, the Reorganization was consummated on March 10, 2011.

As of December 31, 2010, the Reorganization had not been consummated, and, as of such date, the Company was a subsidiary of the Bank, had no assets or liabilities, and had not conducted any business other than that of an organizational nature.  Accordingly, for informational purposes, the Bank’s annual report on Form 10-K for the year ended December 31, 2010, as filed with the Federal Deposit Insurance Corporation (“FDIC”) on March 31, 2010, is attached hereto as Exhibit 99.1.

.

PART I   FINANCIAL INFORMATION

ITEM 1. Financial Statements

Not applicable.  Please see the Explanatory Note.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Not applicable.  Please see the Explanatory Note.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.  Please see the Explanatory Note.

ITEM 4.  Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company ‘s “disclosure controls and procedures,” as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of the end of the fiscal year covered by this report, such disclosure controls and procedures were reasonably designed to ensure that information required to be disclosed by the Company in the reports it files or submit under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance in achieving the desired control objectives and in reaching a reasonable level of assurance that management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in the Company’s internal controls over financial reporting during the fiscal year ended December 31, 2010 that materially affected, or were reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

Not applicable.  Please see the Explanatory Note.

Item 1A.  Risk Factors

Not applicable.  Please see the Explanatory Note.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.  Please see the Explanatory Note.

ITEM 3. Defaults Upon Senior Securities

Not applicable.  Please see the Explanatory Note.

ITEM 4. [Reserved]

ITEM 5. Other Information

ITEM 6. Exhibits

Exhibit Number	Description

31.1	Rule 302 Certification of Principal Executive Officer
31.2	Rule 302 Certification of Principal Financial Officer
32.1	Rule 1350 Certification by Chief Executive Officer
32.2	Rule 1350 Certification by Chief Financial Officer
99.1	Annual Report on Form 10-K of Choice Bank for the fiscal year ended December 31, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report of Choice Bancorp, Inc. on Form 10-K for the year ended December 31, 2010 to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICE BANCORP, INC.

Date: MARCH 30 , 2011	By: /s/ STANLEY G. LEEDLE
Stanley Leedle, Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ STANLEY G. LEEDLE Stanley G. Leedle	Interim President and Chief Executive Officer (Principal Executive Officer); Director	March 30, 2011
/s/ JOHN GLYNN John Glynn	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2011
/s/ KENNETH BALDA Kenneth Balda	Director	March 28, 2011

/s/ STEPHEN FORD Stephen Ford	Director	March 28, 2011
Richard Gabert	Director	March 28, 2011

/s/ PAUL GETCHEL Paul Getchel	Director	March 28, 2011
Michael Hanneman D.D.S.	Director	March 28, 2011
Rodney Oilschlager	Director	March 28, 2011

/s/ THOMAS MUZA Thomas Muza	Director	March 28, 2011
James Poeschl	Director	March 28, 2011

/s/ JEFFREY ROGGE Jeffrey Rogge	Director	March 28, 2011
Thomas Rusch	Director	March 28, 2011
Randall Schmiedel	Director	March 28, 2011

/s/ AREND STAM Arend Stam	Director	March 28, 2011
John Supple III	Director	March 28, 2010

/s/ GERALD THIELE Gerald Thiele	Director	March 28, 2010

/s/ MARK TROUDT Mark Troudt	Director	March 28, 2010

/s/ DAVID JANSSEN David Janssen, M.D.	Director	March 28, 2010

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 302 Certification of Principal Executive Officer
31.2	Rule 302 Certification of Principal Financial Officer
32.1	Rule 1350 Certification by Chief Executive Officer
32.2	Rule 1350 Certification by Chief Financial Officer
99.1	Annual Report on Form 10-K of Choice Bank for the fiscal year ended December 31, 2010