Form 10-Q
period 2011-03-31
CHOICE BANCORP, INC.
filed 2011-05-16
CIK 1487623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number 001-16339

CHOICE BANCORP, INC.
(Exact name of registrant as specified in its charter)

Wisconsin	39-1268055
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

217 North Fourth Avenue, Sturgeon Bay, WI	54235
(Address of principal executive offices)	(Zip Code)

(920) 743-5551
Registrant’s telephone number, including area code

None
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required and to submit and post such files).

Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Number of outstanding shares of common stock as of May 13, 2011: 2,160,620 shares

EXPLANATORY NOTE

This document is intended to speak as of March 31, 2011, except as otherwise noted.

FORM 10-Q TABLE OF CONTENTS

Page #
Part I – Financial Information
Item 1 Financial Statements (Unaudited)
Consolidated Balance Sheet of Choice Bancorp, Inc. as of March 31, 2011 and Balance Sheet of Choice Bank as of December 31, 2008	3
Consolidated Statement of Operations of Choice Bancorp, Inc. for the Quarter Ended March 31, 2011 and Statement of Operations of Choice Bank for the Quarter Ended March 31, 2010	4
Consolidated Statement of Stockholders’ Equity of Choice Bancorp, Inc. for the Quarter Ended March 31, 2011 and Statement of Stockholders’ Equity of Choice Bank for the Quarter Ended March 31, 2010	5
Consolidated Statement of Cash Flows of Choice Bancorp, Inc. for the Quarter Ended March 31, 2011 and Statement of Cash Flows of Choice Bank for the Quarter Ended March 31, 2010	6
Notes to Interim Consolidated Financial Statements (Unaudited)	7
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3 Quantitative and Qualitative Disclosures About Market Risk	35
Item 4 Controls and Procedures	45
Part II – Other Information
Item 1 Legal Proceedings	36
Item 1A Risk Factors	36
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3 Default Upon Senior Securities	36
Item 5 Other Information	36
Item 6 Exhibits	36
Signatures	37

Item 1. Financial Statements

Choice Bancorp, Inc.

Choice Bank

Balance Sheets

Unaudited

	Choice Bancorp, Inc.
	Consolidated	Choice Bank

	March 31, 2011
Assets	(Unaudited)	December 31, 2010

Cash and due from banks	$775,743	$2,653,935
Federal funds sold	0	6,438,000

Cash and cash equivalents	775,743	9,091,935

Securities available for sale	10,055,297	11,762,431
Loans held for sale	417,803	638,131
Loans, net	144,126,623	137,187,579
Premises and equipment, net	1,568,580	1,598,681
Other real estate owned	1,042,200	1,892,200
Other assets	1,362,719	1,526,917

TOTAL ASSETS	$159,348,965	$163,697,874

Liabilities and Stockholders' Equity

Liabilities:
Non-interest bearing deposits	$8,638,985	$6,730,342
Interest bearing deposits	135,708,044	144,088,554

Total deposits	144,347,029	150,818,896
Other borrowings	1,846,000	0
Other liabilitites	568,081	623,533

Total Liabilities	146,761,110	151,442,429

Stockholders' equity:
Common Stock - $1 par value:
Authorized - 3,177,000 shares
Issued and outstanding - 2,160,620 shares	2,160,620	2,160,620
Additional paid-in capital	20,354,740	20,441,866
Accumulated deficit	(10,112,000)	(10,534,452)
Accumulated other comprehensive income	184,495	187,411

Total stockholders' equity	12,587,855	12,255,445

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$159,348,965	$163,697,874

See Accompanying Notes to Financial Statements

Choice Bancorp, Inc.

Choice Bank

Statements of Operations

Unaudited

	Choice Bancorp, Inc.
	Consolidated	Choice Bank

Statements of Operations	Three Months Ended	Three Months Ended
Quarters Ended March 31, 2011 and 2010	March 31, 2011	March 31, 2010

Interest and dividend income:
Loans, including fees	$2,051,658	$1,481,947
Securities -Taxable	88,891	68,506
Federal funds sold	1,727	103

Total interest and dividend income	2,142,276	1,550,556

Interest expense:
Deposits	559,801	549,604
Borrowed funds	994	731

Total interest expense	560,795	550,335

Net interest income	1,581,481	1,000,221
Provison for loan losses	300,000	105,000

Net interest income, after provision for loan losses	1,281,481	895,221

Non-interest income:
Service fees	44,811	51,185
Secondary market fees	35,425	44,612
Rental income	0	101,028

Total non-interest income	80,236	196,825

Non-interest expense:
Salaries and employee benefits	535,544	448,252
Occupancy and equipment	94,328	105,986
Data processing	32,335	45,615
Professional services	61,592	74,891
Marketing	7,995	12,496
Other investment write-down	100,000	0
Other	197,690	122,315

Total non-interest expenses	1,029,484	809,555

Income before income taxes	332,233	282,491
Provision for income taxes	0	112,432

Net Income	$332,233	$170,059

Earnings per share - basic and diluted	$0.15	$0.08

See Accompanying Notes to Financial Statements

Choice Bancorp, Inc.

Choice Bank

Statements of Stockholders' Equity

Unaudited

					Accumulated
			Additional Paid-		Other	Total
	Common Stock		In-Capital-	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Common Stock	Deficit	Income	Equity

Choice Bank

Balance at January 1, 2010	2,160,620	$2,160,620	$20,430,838	$(5,451,796)	$249,014	$17,388,676

Comprehensive income:

Net income				170,059		170,059

Unrealized loss on
securities available for sale,
Net of tax					(24,883)	(24,883)

Total comprehensive
income						145,176

Options and warants
compensation expense			2,565			2,565

Balance at March 31, 2010	2,160,620	$2,160,620	$20,433,403	$(5,281,737)	$224,131	$17,536,417

Choice Bancorp, Inc.
Consolidated

Balance at January 1, 2011	2,160,620	$2,160,620	$20,441,866	$(10,534,452)	$187,411	$12,255,445

Comprehensive income:

Net income				332,233		332,233

Unrealized loss on
securities available for sale,
Net of tax					(2,916)	(2,916)

Total comprehensive
income						329,317

Options and warants
compensation expense			3,093			3,093

Balance at March 31, 2011	2,160,620	$2,160,620	$20,444,959	$(10,202,219)	$184,495	$12,587,855

See Accompanying Notes to Financial Statements

Choice Bancorp, Inc.

Choice Bank

Statements of Cash Flows

Unaudited

	Choice Bancorp, Inc.
	Consolidated	Choice Bank

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010

Increase in cash and cash equivalents:

Cash flows from operating activities
Net income	$332,233	$170,059

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation of premises and equipment	30,101	42,083
Provision for loan losses	300,000	105,000
Compensation expense for options	3,093	2,565
Net amortization (accretion) of securities	14,366	(219)
Credit for deferred taxes	0	79,000
Changes in operating assests and liabilities :
Loans held for sale	220,328	1,238,955
Other assets	164,198	29,140
Other liabilities	(53,548)	22,630

Net cash provided by operating activities	1,010,771	1,689,213

Cash flows from investing activities:
Purchases of securities available for sale	1,346,780	0
Proceeds from maturities and pre-payments of securities
available for sale	341,168	100,593
Proceeds from sale of other real estate	850,000	0
Loan originations and principal collections, net	(7,239,044)	(1,925,813)
Purchases of premises and equipment	0	(2,253)

Net cash used in investing activities	(4,701,096)	(1,827,473)

Cash flows from financing activities:
Net increase (decrease) in deposits	(6,471,867)	1,816,109
Net increase in other borrowings	1,846,000	0

Net cash provided by (used in) financing activities	(4,625,867)	1,816,109

Net increase (decrease) in cash and cash equivalents	(8,316,192)	1,677,849
Cash and cash equivalents at beginning	9,091,935	1,462,962

Cash and cash equivalents at end	$775,743	$3,140,811

Supplemental cash flow information:

Cash paid during the year for interest:	$564,682	$541,172

See Accompanying Notes to Financial Statements

Choice Bancorp, Inc.

Selected Notes to Interim Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Choice Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to general practices within the banking industry for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. They should be read in conjunction with the audited financial statements of the Company’s wholly-owned subsidiary, Choice Bank (the “Bank”), which was acquired by the Company in a reorganization transaction (“Reorganization Transaction”) completed as of March 10, 2011 (the “Reorganization Date”), included in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for fair presentation have been included. The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of the results which may be expected for the entire year.

The preparation of the financial statements in conformity with the above-mentioned accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of, and for the three-month periods ended March 31, 2011 and March 31, 2010. Actual results could vary from those estimates.

The balance sheet as of December 31, 2010 and the statement of operations, statement of stockholders’ equity, and statement of cash flows for the three-month period ended March 31, 2010 represent the financial position and results of Choice Bank only, prior to the acquisition of the Bank by the Company in the Reorganization Transaction.

Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current period.

Note 2 – Capital Compliance

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the table below of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. For the Bank, Tier 1 capital is defined as total equity capital minus net unrealized gains on available for sale securities or plus any net unrealized losses on such securities. Risk-weighted assets are the sum of all assets on the balance sheet assigned to a designated risk category.

The categories, with examples of items included, though not a complete list or definition, are:

0%, which includes cash on hand and US Treasury securities

20%, which includes cash in banks and US agency securities

50%, which includes 1 to 4 family residential mortgages

100%, which includes any assets not designated elsewhere

As of March 31, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below and not be subject to any written regulatory order, capital directives or prompt corrective action directives issued by its bank regulator.

In consultation with its banking regulators, the Bank has recently implemented several strategic initiatives designed to strengthen its financial condition. One of its strategic initiatives is to achieve a Tier 1 Leverage Capital ratio of at least 8 percent of total assets and a Total Risk-Based Capital ratio level of at least 11 percent of total assets by May 23, 2011 and a Tier 1 Leverage Capital ratio of 9% and Total Risk-Based Capital ratio of 12% by August 21, 2011.  However, at March 31, 2011, the Bank’s Tier 1 Leverage Capital ratio was 7.70% and its Total Risk-Based Capital ratio was 10.96%.  The Bank continues to pursue strategies to enhance its capital position in an effort to achieve the levels established pursuant to its strategic initiative by the dates indicated above.

Choice Bank

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

			(In Thousands)
As of March 31, 2011

Total Risk-based Capital (to risk- weighted assets)	$ 14,125	10.96%	$ 10,306	>8.00%	$ 12,882	>10.00%

Tier 1 Capital (to risk- weighted assets)	$ 12,494	9.70%	$ 5,153	>4.00%	$ 7,729	>6.00%

Tier 1 Capital (to average assets)	12,494	7.70%	$ 6,943	>4.00%	$ 8,116	>5.00%

As of December 31, 2010

Total Risk-based Capital (to risk- weighted assets)	$ 13,660	10.85%	$ 10,075	>8.00%	$ 12,594	>10.00%

Tier 1 Capital (to risk- weighted assets)	$ 12,068	9.58%	$ 5,038	>4.00%	$ 7,556	>6.00%

Tier 1 Capital (to average assets)	$ 12,068	7.22%	$ 6,686	>4.00%	$ 8,357	>5.00%

The Bank is subject to certain restrictions regarding the declaration and payment of dividends to shareholders without prior regulatory approval.  In general, Wisconsin law permits a bank’s board of directors to declare dividends from the Bank’s undivided profits in an amount that the Board considers expedient.  The board of directors must provide for the payment of all expenses, losses, required reserves, taxes and interest accrued or due from the bank before it may declare dividends from undivided profits.  If the dividends declared and paid in either of the two immediately preceding years exceeded net income for either of those two years respectively, then the bank may not declare or pay any dividend in the current year that would exceed year-to-date net income without first obtaining the written consent of the Wisconsin Department of Financial Institutions.

In addition, under federal law, a bank may not pay any dividend while it is “undercapitalized” or if the payment of the dividend would cause it to become “undercapitalized.”  The FDIC may further restrict the payment of dividends by requiring that the bank maintain a higher level of capital than would otherwise be required to be “adequately capitalized” for regulatory purposes.  Moreover, if, in the opinion of the FDIC, the bank is engaged in an unsafe or unsound banking practice (which could include the payment of dividends), the FDIC may require, generally after notice and hearing, that it cease such practice.  The FDIC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe or unsound banking practice.  The FDIC has also issued policy statements providing that insured depository institutions generally should pay dividends only out of current operating earnings.

Note 3 – Earnings per Share

Basic earnings per share represents net income divided by the weighted average number of shares outstanding during the period.  Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the potential dilutive effect of vested stock options and organizer and shareholder warrants.  For the three-month periods ending March 31, 2011 and 2010, there is no dilutive effect because the average market prices of $5.60 and $7.82, respectively are less than the strike prices of $10 per share for options and organizer warrants and $12.50 per share for shareholder warrants.  The calculation of basic and diluted income per share is presented below:

	Three Months Ended March 31,
	2011	2010

Net income/(loss)	$ 332,233	$ 170,059
Average shares outstanding	2,160,620	2,160,620

Basic and dilutive net income per share	$ 0.15	$ 0.08

Note 4- Comprehensive Income

The Bank’s only item comprising “Accumulated other comprehensive income” is net unrealized gains or losses on investment securities available for sale, net of applicable taxes.

Note 5- Loan Impairment and Loan Losses

Activity in the allowance for loan losses for the three-month period ending March 31, 2011 is shown in the following table:

(Dollars in thousands)	March 31, 2011
	Commercial	Real Estate	Other	Total

Allowance for credit losses:
Balance beginning of period	$1,130	$1,904	$12	$3,046
Charge-offs	0	45	0	45
Recoveries	0	0	0	0
Provision	50	249	1	300
Balance, end of period	$1,180	$2,108	$13	$3,301

Ending Balance: Individually evaluated for impairment	$310	$0	$0	$310

Ending Balance: Collectively evaluated for impairment	$870	$2,108	$13	$2,991

(Dollars in thousands)	March 31, 2011
	Commercial	Real Estate	Other	Total

Loans valued for impairment:

Individually	$7,189	$1,679	$0	$8,868

Collectively	17,357	120,658	544	138,559

Total	$24,546	$122,337	$544	$147,427

Activity in the allowance for loan losses for the year ended December 31, 2010 is shown in the following table:

(Dollars in thousands)	December 31, 2010
	Commercial	Real Estate	Other	Total

Allowance for credit losses:
Balance beginning of period	$730	$1,240	$153	$2,123
Charge-offs	673	1,120	1	1,794
Recoveries	127	0	0	127
Provision	946	1,784	(140)	2,590
Balance, end of period	$1,130	$1,904	$12	$3,046

Ending Balance: Individually evaluated for impairment	$277	$45	$0	$322

Ending Balance: Collectively evaluated for impairment	$853	$1,859	$12	$2,724

(Dollars in thousands)	December 31, 2010
	Commercial	Real Estate	Other	Total

Loans valued for impairment:

Individually	$9,789	$110	$0	$9,899

Collectively	16,639	113,054	641	130,334

Total	$26,428	$113,164	$641	$140,233

The following is a summary of information pertaining to impaired loans:

	March 31, 2011
(Dollars in thousands)	Commercial	Commercial real estate	Total
Impaired loans with no allowance	$0	$0	$0
Impaired loans with allowance	537	0	537
Total impaired loan balance	$537	$0	$537

Related allowance	$310	$0	$310
Average balance	$134	$0	$134

	December 31, 2010
(Dollars in thousands)	Commercial	Commercial real estate	Total
Impaired loans with no allowance	$0	$0	$0
Impaired loans with allowance	745	110	855
Total impaired loan balance	$745	$110	$855

Related allowance	$277	$45	$322
Average balance	$186	$110	$171

The $536,887 principal balance for impaired loans represents three commercial loans.  Two loans that account for $513,640 of total impaired loans are secured by real estate and equipment. A third loan is secured primarily by inventory and equipment.  Bank management is working with this borrower to minimize any potential loss.

GAAP accounting for contingencies requires recognition of a loss and disclosure of a loss contingency if two conditions are met.

First, information available prior to the issuance of financial statements indicates that an asset has been impaired. Management and the Board of Directors have recognized that the above referenced loans are impaired.

Second, the amount of loss can be reasonably estimated. As of March 31, 2011, and the date of filing of this document, the amount of potential loss was reasonably estimated and management believes that the specific reserve of $310,000 is appropriate.  The specific reserve for the impaired loans was based on the fair value of the collateral.  Management is continually monitoring impaired loan relationships and, in the event facts and circumstances change, additional provisions may be necessary.

The following is a summary of information pertaining to past due and nonperforming loans:

	March 31, 2011
(Dollars in thousands)	30-89 days past due	Greater than 90 days and non-accruing	Total past due and nonaccruing	Current loans	Total loans

Commercial	$0	$35	$35	$24,511	$24,546
Real estate:
Commercial	48	178	226	68,130	$68,356
Residential	105	849	954	33,447	$34,401
Construction	0	0	0	12,482	$12,482
Second Mortgages	0	0	0	1,849	$1,849
Equity lines of credit	52	0	52	5,197	$5,249
Consumer	3	0	3	541	544

Total	$208	$1,062	$1,270	$146,157	$147,427

	December 31, 2010
(Dollars in thousands)	30-89 days past due	Greater than 90 days and non-accruing	Total past due and nonaccruing	Current loans	Total loans

Commercial	$48	$35	$83	$26,345	$26,428
Real estate:
Commercial	0	225	225	61,984	$62,209
Residential	0	0	0	32,477	$32,477
Construction	0	0	0	11,515	$11,515
Second Mortgages	0	0	0	1,903	$1,903
Equity lines of credit	0	0	0	5,060	$5,060
Consumer	0	0	0	641	$641

Total	$48	$260	$308	$139,925	$140,233

The Company analyzes loans individually by classifying the loans as to credit risk.  The Company categorizes business purpose loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  Non-business loans are analyzed and categorized as performing or non-performing.

The Company uses the following definitions for risk ratings when classifying business purpose loans:

Risk Grade 1 – Superior

Business purpose loans rated “1” are characterized by borrowers fully responsible for the loan with excellent capacity to pay principal and interest.  Loans rated “1” may be secured by readily marketable collateral.

Risk Grade 2 – Minimal

Business purpose loans rated “2” are characterized by borrowers consistently capable of generating industry margins, profits, and cash-flow, regardless of economic or business conditions.

Risk Grade 3 – Low

Business purpose loans rated “3” are characterized by borrowers well established in a market and/or industry, capable of generating above average margins, profits, and cash-flow in most economic or business conditions.

Risk Grade 4 – Modest

Business purpose loans rated “4” are characterized by borrowers established in specific markets or industries in satisfactory condition.  Profit margin, profitability, and cash flow trends are positive but not consistently stable.

Risk Grade 5 – Average

Business purpose loans rated “5” are characterized by borrowers operating in relatively stable industries but susceptible to moderate cyclicality, unfavorable changes in the economy, or competitive influences.  Average asset quality, limited liquidity, and tighter debt service coverage.

Risk Grade 6 – Acceptable

Business purpose loans rated “6” are characterized by borrowers that are potentially weak that deserve management’s close attention.  Potential weaknesses, if left uncorrected, may result in deterioration of the repayment prospects for the asset or inadequately protect the Company’s credit position at some future date.

Risk Grade 7 – Watch

Business purpose loans rated “7” are characterized by borrowers that warrant greater monitoring due to financial condition or unresolved and identified risk factors.

Risk Grade 8 – Problem

Business purpose loans rated “8” include loans inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  Problem loans are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Performing Loans

Non-business purpose loans that are determined to be “pass” loans analyzed on a pass or fail basis.  These loans are presented separately from risk-graded loans.

Non-Performing Loans

Loans are reported as non-performing when principal or interest has been in default for a period of ninety-days or more.  Both business purpose and non-business purpose loans are included in this category as appropriate.  Non-performing business purpose loans are presented separately from their risk-grade category.

The breakdown of loans by risk grades as of March 31, 2011 and December 31, 2010 is presented in the following tables:

	March 31, 2011
Risk Grade	Commercial	Real Estate	Consumer	Total

Grade - 1	$0	$0	$0	$0
Grade - 2	0	0	0	0
Grade - 3	1,190	3,020	0	4,210
Grade - 4	1,800	4,052	0	5,852
Grade - 5	10,046	80,833	0	90,879
Grade - 6	4,333	9,213	0	13,546
Grade - 7	2,558	2,122	0	4,680
Grade - 8	4,437	2,110	0	6,547
	$24,364	$101,350	$0	$125,714

Performing	0	20,107	544	20,651
Non-performing	182	880	0	1,062

	$24,546	$122,337	$544	$147,427

	December 31, 2010
Risk Grade	Commercial	Real Estate	Consumer	Total

Grade - 1	$0	$0	$0	$0
Grade - 2	36	0	0	36
Grade - 3	1,196	7,840	0	9,036
Grade - 4	796	6,389	0	7,185
Grade - 5	12,882	68,018	0	80,900
Grade - 6	4,807	8,817	0	13,624
Grade - 7	2,618	3,057	0	5,675
Grade - 8	4,058	1,649	0	5,707
	$26,393	$95,770	$0	$122,163

Performing	0	17,169	641	17,810
Non-performing	35	225	0	260

	$26,428	$113,164	$641	$140,233

Note 6- Commitments and Contingencies

In the normal course of its business the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and unfunded commitments. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Bank’s balance sheets. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and unfunded commitments is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At March 31, 2011, the Bank had commitments to extend credit and unfunded commitments of approximately $10.8 million and $17.5 million, respectively.  At December 31, 2010, the Bank had commitments to extend credit and unfunded commitments of approximately $25.1 million and $9.8 million, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Note 7 – Share-based Compensation

The Choice Bank Stock Option Plan was approved by shareholders on July 11, 2006 and adopted by the Company on the Reorganization Date.  The Board of Directors reserved 360,000 shares of Company stock for use as option awards to officers and directors under the Plan.  As of March 31, 2011, 128,333 option awards have been granted to Bank officers including 80,000 options that have fully vested and 48,333 in non-vested options.  The options vest ratably over a three-year period, and have a ten-year life from the date of issuance.

During 2011, 5,000 options were issued none of which were vested as of March 31, 2011.  As of March 31, 2011, 231,667 options remain available for future grants.

The fair value of stock options granted is estimated on the date of grant using a Black-Scholes option pricing model. The fair values of stock grants are amortized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense recognized for the three-month period ended March 31, 2011 totaled $3,093 and is included in personnel expense in the statement of operations for the period.

Assumptions are used in estimating the fair value of stock options granted.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected volatility is based on the historical volatility of the Bank’s or the Company’s stock as applicable.  The following assumptions were used in estimating the fair value at date of issuance for options granted:

	July	July	January	March	March
	2006	2009	2010	2010	2011
Fair Value	$ 3.99	$ 0.65	$ 0.49	$ 0.46	$ 1.96
Stock Asset Price	$ 10.00	$ 8.60	$ 8.25	$ 8.10	$ 5.25
Option Strike Price	$ 10.00	$ 10.00	$ 10.00	$ 10.00	$ 10.00
Maturity	10.0	10.0	10.0	10.0	10.0
Risk-free interest rate	5.00%	0.19%	0.06%	0.16%	0.98%
Volatility	10.00%	10.00%	10.00%	10.00%	43.38%

The Company has two types of warrants outstanding to purchase shares of common stock at March 31, 2011 and December 31, 2010. Initial shareholders in the Bank received warrants to purchase one share of common stock for every five shares of common stock purchased in the Bank’s initial common stock offering (“shareholder warrants”).  A total of 431,990 shareholder warrants were issued.  Originally, the shareholder warrants were exercisable at a price of $12.50 per share at any time until July 24, 2009.  On October 28, 2008, the Board of Directors extended the expiration date to July 24, 2012.  As part of the Reorganization Transaction, shareholder warrants to purchase Bank stock were converted into warrants to purchase Company stock at the same price.  As of March 31, 2011, 620 shareholder warrants had been exercised and 431,370 shareholder warrants remained outstanding.

The Bank’s organizers advanced funds and guaranteed loans for organizational and other pre-opening expenses. As consideration for the financial risk assumed, the organizers received warrants to purchase one share of common stock for every $10 placed at risk, up to a maximum of 11,250 warrants per organizer (“organizer warrants”).  A total of 213,750 organizer warrants have been issued. The organizer warrants are exercisable at a price of $10.00 per share at any time until July 24, 2016. The organizer warrants were accounted for in accordance with the fair value method and recognized as stock compensation included in start-up expenses at July 24, 2006. As part of the Reorganization Transaction, organizer warrants to purchase Bank stock were converted into warrants to purchase Company stock at the same price.  None of the organizer warrants had been exercised as of March 31, 2011.

Note 8 - Income Taxes

Deferred income tax assets and liabilities have been determined using the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the current enacted tax rates which will be in effect when those differences are expected to reverse. Provision/(credit) for deferred taxes is the result of changes in the deferred tax assets and liabilities. A deferred tax valuation allowance is established if it is more likely than not that all or a portion of the deferred tax assets will not be recognized.

The Bank may also recognize a liability for unrecognized tax benefits from uncertain tax positions. Unrecognized tax benefits represent the difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the financial statements. Interest and penalties related to unrecognized tax benefits are classified as income taxes.

The Bank’s net deferred tax asset was $3,492,699 as of March 31, 2011.  All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized.  Based on management’s consideration of the available evidence including historical losses which must be treated as substantial negative evidence and an uncertain economy and the potential effect on the Bank’s asset quality, a valuation allowance for the entire amount of the deferred tax asset was determined to be necessary at March 31, 2011.

Note 9 – New Authoritative Accounting Guidance

In December 2010, the Financial Accounting Standards Board ("FASB") issued guidance within the Accounting Standards Update (“ASU") 2010-20 "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses," ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users' evaluation of (i) the nature of credit risk inherent in the entity's portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a roll forward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans and credit quality indicators, ASU 2010-20 became effective for the Bank's financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period are required for the Company's financial statements that include periods beginning on or after January 1, 2011. The adoption of this guidance did not have any impact on the Company's consolidated statement of operations, its consolidated balance sheet, or its consolidated statement of cash flows as of and for the period ending March 31, 2011.

In April 2011, the FASB issued guidance within the ASU 2011-02 "A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring," ASU 2011-02 clarifies when a loan modification or restructuring is considered a troubled debt restructuring. This guidance is effective for the first interim or annual period beginning on or after June 15, 2011, and will be applied retrospectively to the beginning of the annual period of adoption. The adoption of this guidance expanded the disclosures on credit quality in the interim and annual statements.  The adoption of this guidance is not expected to have a material impact on the Company's consolidated statement of operations, its consolidated balance sheet, or its consolidated statement of cash flows.

Note 10 – Fair Value Measurement

Accounting standards describe the three levels of inputs that may be used to measure fair value (the fair value hierarchy). The level of an asset or liability within the fair value hierarchy is based on the lowest level of input significant to the fair value of that asset or liability.

Following is a brief description of each level of the fair value hierarchy:

•

Level 1 pricing for an asset or liability is derived from the most actively traded markets, and considered to be very reliable.  Quoted prices on actively traded equities, for example, fall into this category.

•

Level 2 pricing of an asset or liability is derived from observable data including market spreads, current and projected rates, prepayment data, and credit quality. Interactive Data Corporation (IDC) pricing, for example, falls into this category as it derives prices using actively quoted rates, prepayment models, other underlying collateral and credit data, etc.  Typically, most bonds fall into this category. IDC provides the pricing on the Bank’s investment portfolio on a monthly basis.

•

Level 3 pricing is derived without the use of observable data.  In such cases, mark-to-market model strategies are typically employed.  Often, these types of instruments have no active market, possess unique characteristics, and are thinly traded.

Some assets and liabilities, such as securities available for sale, are measured at fair value on a recurring basis under accounting principles generally accepted in the United States. Other assets and liabilities, such as impaired loans, are measured at fair value on a non-recurring basis.

Following is a description of the valuation methodology used for each asset and liability measured at fair value on a recurring or non-recurring basis, as well as the classification of the asset or liability within the fair value hierarchy.

Securities available for sale are classified as level 2 measurements within the fair value hierarchy. Level 2 securities include U.S. government and agency securities, obligations of states and political subdivisions, corporate debt securities, and mortgage-related securities. The fair value measurement of a level 2 security is obtained from an independent pricing service and is based on recent sales of similar securities and other observable market data.

Loans held for sale in the secondary market are carried at the lower of aggregate cost or estimated fair market value. The fair value measurement of a loan held for sale is based on current secondary market prices for similar loans, which is a considered a level 2 measurement.

Loans are not measured at fair value on a recurring basis. However, loans considered to be impaired are measured at fair value on a non-recurring basis. The fair value measurement of an impaired loan that is collateral dependent is based on the fair value of the underlying collateral. All other impaired loan fair value measurements are based on the present value of expected future cash flows discounted at the applicable effective interest rate. Fair value measurements of underlying collateral that utilize observable market data, such as independent appraisals reflecting recent comparable sales, are considered level 2 measurements. Other fair value measurements that incorporate estimated assumptions market participants would use to measure fair value, such as discounted cash flow measurements, are considered level 3 measurements.

Other Real Estate Owned: From time-to-time, the Bank records non-recurring fair value adjustments to foreclosed real estate to reflect partial write downs based on observable market prices or current appraised values.

Information regarding the fair value of assets measured on a recurring basis at fair value as of March 31, 2011 and December 31, 2010 follows:

	Assets measured on a recurring basis at: March 31, 2011

		Fair Value Measurements Using

Description	Fair Value	Level 1	Level 2	Level 3

Securities available for sale	$10,055,297	$0	$10,055,297	$0
Loans held for sale	417,803	0	417,803	0

	$10,473,100	$0	$10,473,100	$0

	Assets measured on a recurring basis at: December 31, 2010

		Fair Value Measurements Using

Description	Fair Value	Level 1	Level 2	Level 3

Securities available for sale	$11,762,431	$0	$11,762,431	$0
Loans held for sale	638,131	0	638,131	0

	$12,400,562	$0	$12,400,562	$0

Information regarding the fair value of assets measured on a non-recurring basis at fair value as of March 31, 2011 and December 31, 2010 follows:

	Assets measured on a non-recurring basis at: March 31, 2011

		Fair Value Measurements Using

Description	Fair Value	Level 1	Level 2	Level 3

Impaired Loans	$226,887	$0	$226,887	$0
Other real estate owned	1,042,200	0	1,042,200	0

	$1,269,087	$0	$1,269,087	$0

	Assets measured on a non-recurring basis at: December 31, 2010

		Fair Value Measurements Using

Description	Fair Value	Level 1	Level 2	Level 3

Impaired Loans	$533,000	$0	$533,000	$0
Other real estate owned	1,892,200	0	1,892,200	0

	$2,425,200	$0	$2,425,200	$0

Impaired loans with a carrying amount of $536,887 were determined to have a fair value of $226,887 based on the fair value of the collateral securing the loans.  As a result, the Bank has allocated specific reserves in the amount of $310,000 for impaired loans.

Other real estate owned is recorded at fair value at the date of acquisition.  Subsequent valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value less cost to sell.  The fair value of other real estate owned was $1,042,200 as of March 31, 2011.  No expenses related to devaluation of other real estate have been incurred for the three-month period ended March 31, 2011.

Accounting standards also require disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimate of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets, and, in many cases, could not be realized in immediate settlement of the instruments.

The applicable standards exclude certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.  The Bank estimates fair value of all financial instruments regardless of whether such instruments are measured at fair value. The following methods and assumptions were used by the Bank to estimate fair value of instruments not previously discussed.

Cash and cash equivalents – Fair value approximates the carrying value

Loans – Fair value of variable rate loans that re-price frequently is based on carrying values. Fair value of other loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings. Fair value of impaired and other non-performing loans is estimated using discounted expected future cash flows or the fair value of underlying collateral, if applicable.

Accrued interest receivable and payable – Fair value approximates the carrying value.

Deposits – Fair value of deposits with no stated maturity, such as demand deposits, savings, and money market accounts, by definition, is the amount payable on demand on the reporting date. Fair value of fixed rate time deposits is estimated using discounted cash flows applying interest rates currently being offered on similar time deposits.

The carrying value and estimated fair values of financial instruments as of March 31, 2011, and December 31, 2010 follows:

	March 31, 2011		December 31, 2010

	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$775,743	$775,743	$9,091,935	$9,091,935
Securities available for sale	10,055,297	10,055,297	111,762,431	11,762,431
Loans held for sale	417,803	417,803	638,131	638,131
Loans, net	144,126,623	144,226,369	137,187,579	140,611,518
Accrued interest receivable	546,762	545,762	509,594	509,594

Total financial assets	$155,921,228	$156,020,974	$159,189,670	$162,613,609

Financial Liabilities
Deposits	$144,452,029	$146,890,701	$150,818,896	$151,490,301
Fed funds purchased	1,741,000	1,741,000	0	0
Other borrowings	105,000	105,000	0	0
Accrued interest payable	184,308	184,089	188,195	188,195

Total financial liabilities	$146,482,337	$148,920,790	$151,007,091	$151,678,496

Limitations – The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Bank’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Consequently, the aggregate fair value amounts presented may not necessarily represent fair value of the Bank.

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank’s entire holdings of a particular instrument. Because no market exists for a significant portion of the Bank’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters that could affect the estimates. Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Deposits with no maturities are defined as having a fair value equivalent to the amount payable on demand. This prohibits adjusting fair value derived from retaining those deposits for an expected future period of time. This component, commonly referred to as a deposit base intangible, is neither considered in the above amounts nor is it recorded as an intangible asset on the balance sheet. Significant assets and liabilities that are not considered financial assets and liabilities include premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

Management has reviewed the Bank’s operations for potential disclosure of information or financial statement impacts related to events occurring after March 31, 2011 but prior to the release of these financial statements.  Based on the results of this review, Management has determined that no subsequent event disclosures are required as of the release date.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Report contains certain statements that are forward-looking within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict.  Actual outcomes and results may differ materially from those expressed in, or implied by, the forward-looking statements.  These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and other similar expressions or future or conditional verbs.  Readers of this Report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this Report.  All forward-looking statements contained in this Report or which may be contained in future statements made for or on behalf of the Company are based upon information available at the time the statement is made and the Company assumes no obligation to update any forward-looking statement.

These forward-looking statements implicitly and explicitly reflect the assumptions underlying the statements and other information with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates, financial condition, results of operations, future performance and business, including management’s expectations and estimates with respect to revenues, expenses, return on equity, return on assets, efficiency ratio, asset quality and other financial data and capital and performance ratios.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors, some of which are beyond our control.  Forward-looking statements are subject to significant risks and uncertainties and the Company’s actual results may differ materially from the results discussed in such forward-looking statements.  Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to, the factors set forth under “Risk Factors,” Item 1A of the Bank’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the FDIC on March 31, 2011 as well as Part II, Item 1A herein and any other risks identified in this Report.  New factors emerge from time to time, and it is not possible for the Company to predict which factor, if any, will materialize.  In addition, the Company cannot assess the potential impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The Reorganization

In May 2010, the Board of Directors of the Bank adopted, subject to shareholder approval, a plan to reorganize the Bank (the "Reorganization') as a wholly owned subsidiary of the Company. At a special meeting held on August 3, 2010, the shareholders of the Bank adopted a resolution approving the Reorganization, subject to the satisfaction of certain conditions, including the receipt of all applicable regulatory approvals.

As of December 31, 2010, the necessary regulatory approvals had not been received. Such approvals were received in late February 2011.

On and effective as of the close of business on March 10, 2011, the Reorganization was consummated and each issued and outstanding share of Bank common stock was converted solely into the right to receive one (1) share of Company common stock and the outstanding warrants for Bank common stock were converted into warrants to acquire Company common stock.

The Company was organized to serve as the holding company for the Bank and, prior to consummation of the Reorganization on March 10, 2011, had no assets or liabilities and had not conducted any business other than that of an organizational nature.

EXCEPT WHERE OTHERWISE EXPRESSLY INDICATED, THE INFORMATION IN THIS REPORT FOR ANY DATE OR PERIOD PRIOR TO MARCH 10, 2011 PERTAINS SOLELY TO THE BANK AND NOT TO THE COMPANY.

Regulatory Considerations

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") into law. The Dodd-Frank Act makes extensive changes to the laws regulating financial services firms and requires significant rule-making. In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action. While the full effects of the Dodd-Frank Act on the Company and the Bank cannot yet be determined, this legislation is generally perceived as negatively impacting the banking industry. The Dodd-Frank Act may result in higher compliance and other costs, reduced revenues and higher capital and liquidity requirements, among other things, which could adversely affect the business of the Company and the Bank, perhaps materially.

Critical Accounting Policies

The Bank’s accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The Bank’s significant accounting policies are described in the notes to the financial statements.  Certain accounting policies require management to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and the Bank considers these to be critical accounting policies.  The estimates and assumptions used are based on historical experience and other factors that management believes to be reasonable under the circumstances.  Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.  The Bank believes the following critical accounting policies require the most significant estimates and assumptions that are particularly susceptible to a significant change in the preparation of its financial statements.

Income Taxes

Deferred income taxes and liabilities are determined using the liability method.  Under this method deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the current enacted tax rates which will be in effect when these differences are expected to reverse.  Provision (credit) for deferred taxes is the result of changes in the deferred tax assets and liabilities.  A deferred tax valuation allowance is established if it is more likely than not that all or a portion of the deferred tax assets will not be realized.

The Bank may also recognize a liability for unrecognized tax benefits from uncertain tax positions.  Unrecognized tax benefits represent the difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the financial statements.  Interest and penalties related to unrecognized tax benefits are classified as income taxes.

Allowance for Loan Losses

Management’s evaluation process used to determine the appropriateness of the allowance for loan losses (“ALL”) is subject to the use of estimates, assumptions, and judgments. The evaluation process combines several factors: management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable loan losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the appropriateness of the ALL, could change significantly. As an integral part of their examination process, various regulatory agencies also review the ALL. Such agencies may require that certain loan balances be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

Management considers the policies related to the ALL as critical to the financial statement presentation.  The ALL represents management’s assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. That assessment includes thorough review of the portfolio, with analysis of past-due and potentially impaired loans on an individual basis, based upon the following factors:

A.	Specific Reserves for individually analyzed impaired loans.
B.	General Reserves for groups of similar loans analyzed for impairment.
C.	General Reserves for groups of similar loans not analyzed for impairment.

The analysis, and the loan loss provision, is reviewed and approved by the Board of Directors on a quarterly basis.

Other factors considered in the analysis of General Reserves include:

•

Annual loan review performed by the Bank’s Risk Management Officer;

•

Changes in the national and local economy and business conditions, including underwriting standards, collections, charge off and recovery practices;

•

The asset quality of individual loans;

•

Changes in the nature and volume of the loan portfolio;

•

Changes in the experience, ability and depth of the Bank’s lending staff and management;

•

Possible deterioration in collateral segments or other portfolio concentrations;

•

Changes in the quality of the Bank’s loan review system and the degree of oversight by its board of directors;

•

The effect of external factors such as competition and the legal and regulatory requirement on the level of estimated credit losses in the Bank’s current loan portfolio; and

•

Off-balance sheet credit risks.

The factors cited above have been, and will continue to be, evaluated at least quarterly. Changes in the asset quality of individual loans will be evaluated more frequently as needed.  Following guidelines established by the FDIC and the Wisconsin Department of Financial Institutions (DFI), the Bank has established minimum general reserves based on the asset quality of the loan.  General reserve factors applied to each type of loan are based upon management’s experience and common industry and regulatory guidelines.  After a loan is underwritten and booked, loans are monitored or reviewed by the account officer, management, and external loan review personnel during the life of the loan.  Payment performance is monitored monthly for the entire loan portfolio.  Account officers contact customers in the ordinary course of business and may be able to ascertain if weaknesses are developing with the borrower. External loan personnel perform an independent review annually, and federal and state banking regulators perform periodic reviews of the loan portfolio.  If weaknesses develop in an individual loan relationship and are detected, the loan will be downgraded and higher reserves will be assigned based upon management’s assessment of the weaknesses in the loan that may affect full collection of the debt.  If a loan does not appear to be fully collectible as to principal and interest, the loan will be recorded as a non-accruing loan and further accrual of interest will be discontinued while previously accrued but uncollected interest is reversed against income.  If a loan will not be collected in full, the allowance for loan losses is increased to reflect management’s estimate of potential exposure of loss.

The Bank believes the level of the ALL is appropriate as recorded in the financial statements. See further discussion in the section below titled “Allowance for Loan Losses”.

Management’s Discussion & Analysis

The following discussion describes the Company’s consolidated results of operations for the three-month period ended March 31, 2011, as compared to the Bank’s results of operations for the three-month period ended March 31, 2010 and also compares the Company’s consolidated financial condition as of March 31, 2011 to the Bank’s financial condition at December 31, 2010.  Since the consummation of the Reorganization, the Company's sole asset is the Bank and the Company's operations are conducted solely through the Bank. Accordingly, management believes that comparisons of Company financial information on a consolidated basis for dates and periods from and after the March 10, 2011 Reorganization Date with financial information for the Bank for dates and periods prior to the Reorganization Date are appropriate and meaningful.

Like most community banks, the Bank derives most of its income from interest it receives on its loans and investments. The Bank’s primary source of funds for making its loans and investments is its deposits, most of which are interest-bearing. Consequently, one of the key measures of the Bank’s success is net interest income, which is the difference between income on interest-earning assets, such as loans and investments, and expense on interest-bearing liabilities, such as deposits and borrowed funds. Another key measure is the spread between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities.

The Bank maintains the ALL to absorb probable losses on existing loans that may become uncollectible. The Bank establishes and maintains the ALL by charging a provision for loan losses against operating earnings. The following section includes a further discussion of this process.

In addition to earning interest on loans and investments, the Bank earns income through fees charged to customers for services provided. These fees include the origination of long-term, fixed rate mortgage loans which are sold with servicing released in the secondary market.

Non-interest expenses include personnel, facilities, marketing, FDIC insurance premiums, audit and legal, and other costs related to the conduct of the Bank’s business.

The various components of non-interest income and non-interest expense are described in the following discussion which also identifies significant factors that have affected the Bank’s financial position and operating results during the periods included in the accompanying financial statements. This discussion and analysis should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report.

The Bank received its charter and opened for business on July 24, 2006. The table and graph below show the increases and decreases in end-of-quarter assets of the Bank since that time.

July 2006 through December 2008			March 2009 thru March 2011
Date	Total Assets	% Growth	Date	Total Assets	% Growth

Jul-06	$ 20,824,545		Mar-09	$ 121,815,492	2%
Sep-06	$ 26,737,176	28%	Jun-09	$ 121,626,414	0%
Dec-06	$ 32,600,536	22%	Sep-09	$ 118,964,450	-2%
Mar-07	$ 39,447,477	21%	Dec-09	$ 120,807,482	2%
Jun-07	$ 44,966,989	14%	Mar-10	$ 122,940,295	2%
Sep-07	$ 58,190,302	29%	Jun-10	$ 147,394,234	20%
Dec-07	$ 71,851,968	23%	Sep-10	$ 161,221,291	9%
Mar-08	$ 86,699,212	21%	Dec-10	$ 163,697,874	2%
Jun-08	$ 92,258,664	6%	Mar-11	$ 159,438,965	-3%
Sep-08	$ 105,211,742	14%
Dec-08	$ 119,041,620	13%

The graph and table above show that asset growth was significant during the Bank’s initial two and a half years of operation.  Asset growth slowed subsequent to December 31, 2008 as management curtailed lending under a recessionary environment.  However, the Bank took advantage of a special growth opportunity in April, 2010 when it added another seasoned commercial lending officer with established ties to the Oshkosh community.  This addition had an immediate impact enabling the Bank to increase total loans by about $32.2 million during the last three quarters of 2010.  Management has curtailed asset growth during the last two quarters in accordance with the Bank’s capital management guidelines.

The Bank intends to continue to adhere to a business plan that includes:

➢

Serving as a community bank from two locations in Oshkosh, Wisconsin;

➢

Attracting primarily local deposits;

➢

Maintaining loan growth without sacrificing credit quality; and

➢

Concentrating on banking services and products, rather than ancillary services.

These fundamental tenets will be pursued with appropriate modifications made for changes in budgeted growth, interest rate assumptions, product/service offerings, and staffing.  Management has identified capital enhancement as a priority strategic initiative for 2011.  The near term focus will be on improving earnings while containing asset growth.

Allowance for Loan Losses and Provision for Loan Losses

The provision for loan losses charged to earnings for the three-month period ended March 31, 2011 was $300,000 compared to $105,000 for the same period in 2010.  Although the $300,000 provision represents a significant increase from the provision for the same period last year, it reflects the significant growth in total loans and the continued effect that the state of the economy has had in the Bank’s market area.  As of March 31, 2011, the loan portfolio increased $7.2 million or 5.1% greater than the loan portfolio balance as of December 31, 2010.  The provision for loan losses for the three-month period ended March 31, 2011 is supported by Management’s ongoing assessment of risk associated with the current loan portfolio.

The Bank sold a property held as Other Real Estate Owned (“OREO) that had a book value of $850,000 during the first quarter of 2011. The Bank sold the property for $1,250,000 which would provide a $400,000 gain on sale to the Bank.  However, the Bank financed the sale under terms that require the Bank to defer recognition of the gain on sale and to classify the loan as non-performing.  Therefore, non-performing loans increased by $850,000 during the first quarter of 2011.

A summary of past due loans as of March 31, 2011 is reported in the table below:

Past Due Loans	30 – 59 days	60 – 89 days	Over 90 days	Total
Principal Balance	$ 100,606	$ 108,194	$1,062,121	$1,270,921
Number of Loans	3	2	4	9
% of Gross Loans	0.07%	0.07%	0.72%	0.86%

Per Bank policy, and regulation, loans past due 90 days or more are placed in a non-accrual status. All interest accrued up to that point is reversed out of interest income. In addition, loans less than 90 days past due will be classified as non-accrual if circumstances exist that jeopardize meeting contractual payment requirements.  No further interest accrues as long as the loan remains in non-accrual status. Such loans are considered to be on a cash basis, so any payments received are recognized as principal reductions or as income depending upon the circumstances of the borrower. Even if payments reduce the delinquency to less than 90 days, the loan remains classified as non-accrual until all past due principal and interest is collected.

For the quarter ended March 31, 2011, interest payments of $1,021 were received on loans classified as non-accrual.  The amount of additional interest that would have been recorded as interest income had the non-accrual loans been current during the quarter ended March 31, 2011 is about $4,301.

Historical performance is not an indicator of future performance, particularly considering the Bank’s relatively short operating history.  Future results could differ materially.  However, management believes, based upon known factors, management’s judgment, regulatory methodologies, and generally accepted accounting principles that the current methodology used to determine the adequacy of the ALL is reasonable.

The ALL is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the ALL and the size of the ALL in comparison to a group of peer banks identified by the regulators.  During their routine examinations of banks, regulatory agencies may require a bank to make additional provisions to its ALL when, in the opinion of the regulators, credit evaluations and ALL methodology differ materially from those of management.  While it is the Bank’s policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses that cannot be quantified precisely or attributed to particular loans or classes of loans.

Management is intent upon maintaining the quality of the loan portfolio. The Bank’s loan staff is constantly monitoring the performance of its loans, and working with borrowers to assist in finding solutions to potential problems.

Balance Sheet

The breakdown of the Company’s and the Bank’s balance sheets at the dates indicated by dollar balances and percentage of total assets is shown below.

During the three-months ended March 31, 2011, total assets decreased by $4.3 million or about 2.6%.  This change reflected net loan growth of $6.9 million, a decrease of $8.3 million in cash and equivalents, and the decline of $1.7 million in investment securities.  A $0.9 million decrease in other real estate owned is discussed in detail under “Allowance for Loan Losses” above.

For the quarter ended March 31, 2011, total deposits decreased $6.5 million.  An increase of $1.8 million in other borrowings offset some of the decline in deposit funds during the period.

The composition of the balance sheet has changed to include 6.8% liquid assets, cash and cash equivalents and securities, compared to 12.7% as of December 31, 2010.  Management utilized liquid assets to fund loan growth and reduce total deposits during the first quarter 2011.  The Bank redeployed balance sheet liquidity to fund higher yielding assets while decreasing the reliance on higher priced deposits.  This effort was intended to increase the earnings capacity of the Bank’s balance sheet while lowering total assets during the three-months ended March 31, 2011.

	Choice Bancorp, Inc. Consolidated		Choice Bank
	March 31, 2011		December 31, 2010

Assets	Dollar Amount	%	Dollar Amount	%

Cash and equivalents	$775,743	0.49%	$9,091,935	5.55%
Securities available for sale	10,055,297	6.31%	11,762,431	7.18%
Loans held for sale	417,803	0.26%	638,131	0.39%
Loans	144,126,623	90.45%	137,187,579	83.81%
Other real estate owned	1,042,200	0.65%	1,892,200	1.16%
Other assets	2,931,299	1.84%	3,125,598	1.91%

Total Assets	$159,348,965	100.00%	$163,697,874	100.00%

Liabilities and Equity

Deposits	$144,347,029	90.58%	$150,818,896	92.13%
Borrowed funds	1,846,000	1.16%	0	0.00%
Other liabilities	568,081	0.36%	623,533	0.38%
Stockholders’ equity	12,587,855	7.90%	12,255,445	7.49%

Total Liabilities and Equity	$159,348,965	100.00%	$163,697,874	100.00%

Loans

As shown in the table below, gross loans increased $7.2 million from December 31, 2010 to March 31, 2011.  The primary source for new loans has been the commercial real estate and residential real estate market segments.  The Bank intends to continue to pursue loan opportunities without sacrificing prudent underwriting standards.

The Bank has managed its loan portfolio to achieve diversification, both in types of loans made and location. The Bank has bought and sold participations in commercial and commercial real estate loans with banks in other parts of Wisconsin and in Minnesota. The participation loans purchased are underwritten to the same standards as those imposed upon loans made by the Bank in its market area, with the lone exception of the “face-to-face” meeting between the borrower and the Bank’s loan officer. Fifteen and thirty-year fixed-rate mortgage loans are sold in the secondary market, with servicing released to the purchaser. The components of the Bank’s loan portfolio at March 31, 2011 and December 31, 2010 are summarized as follows:

Type of Loans	March 31, 2011%		December 31, 2010%

Commercial	$24,545,454	16.65%	$26,428,301	18.84%
Real estate:
Commercial	68,356,320	46.37%	62,208,710	44.36%
Residential	34,400,686	23.33%	32,477,382	23.16%
Construction & Development	12,481,909	8.47%	11,514,963	8.21%
Second Mortgages	1,849,295	1.25%	1,903,147	1.36%
Equity lines of credit	5,249,391	3.56%	5,059,613	3.61%
Consumer	544,300	0.37%	641,195	0.46%
Subtotals	147,427,355	100.00%	140,233,311	100.00%

Allowance for loan losses	3,300,732	2.24%	3,045,732	2.17%
Loans, net	$144,126,623	97.76%	$137,187,579	97.83%

As of March 31, 2011, approximately 46% of loans were made to finance commercial real estate, approximately 17% of loans were made to finance commercial enterprises, and approximately 23% of loans were made to finance residential property.  There were no other loan categories that exceeded 10% of total loans as of March 31, 2011.

Investments

The estimated fair market value of the investment portfolio as of March 31, 2011 was $10,055,297 including a pre-tax unrealized gain of $304,951.  As of December 31, 2010, estimated fair market value was $11,762,431 including pre-tax unrealized gain of $309,771.

The Bank’s investment strategies are aimed at maximizing income, preserving principal, managing interest rate risk, and avoiding credit risk.  Although the Bank has no immediate plans to sell any securities, all investments are classified as “available for sale.”  This classification strengthens the Bank’s liquidity position by allowing management the flexibility to sell securities in the future should conditions change.

The following table sets forth information regarding the scheduled maturities for the Bank’s investment securities as of March 31, 2011, by contractual maturity.  The maturities of the mortgage-backed securities are the stated maturity date of each security.  The table does not take into consideration the effects of scheduled payments or possible payoffs.

	Within 1 Year		After 1 Year Within 5 Years		After 5 Years Within 10 Years		After 10 Years
(In thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

At March 31 2011:
US Agency Securities	$ 1,794	4.31%	$ 502	1.00%	$ 752	1.70%	$ 0	0.00%
Municipal Securities	509	5.22%	3,724	4.29%	530	5.20%	0	0.00%
Mortgaged Backed Securities	0	0.00%	1,244	4.84%	0	0.00%	0	0.00%
Corporate Securities	1,000	1.49%	0	0.00%	0	0.00%	0	0.00%
Total	$ 3,303	3.59%	$ 5,470	4.11%	$ 1,282	3.15%	$ 0	0.00%

	Totals
(In thousands)	Amount	Yield
At March 31, 2011:
US Agency Securities	$ 3,048	3.12%
Municipal Securities	4,763	4.49%
Mortgaged Backed Securities	1,244	0.00%
Corporate Securities	1,000	1.49%
Total	$ 10,055	3.82%

Deposits

During the three-month period ended March 31, 2011, deposits decreased $6.5 million or 4.29%, compared to December 31, 2010.

Noninterest-bearing deposits increased $1.9 million, or 28.4%, during the first three months of 2011.  Management believes that some of this increase may be temporary as deposit customers evaluate other investment options.

Interest-bearing deposits decreased by $8.4 million during the three-month period ended March 31, 2011.  Money market accounts decreased $5.3 million or 9.9% and certificates of deposits declined $3.2 million or 3.8% during this period.  The decline in money market and certificates of deposit balances is attributable to management’s effort to reduce reliance on these deposits.  Management initiated steps during the quarter to deploy balance sheet liquidity to fund loans and curb higher rate deposit balances.

The $3.6 million decline in certificates of deposit during the first quarter of 2011 includes a $5.7 million decrease in brokered deposits offset by a $2.1 million increase in local customer deposits.

The table below shows the Bank’s deposit breakdown by dollar balance and percentage of total deposits as of March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
Deposits	Dollars	%	Dollars	%

Non interest-bearing deposits	$ 8,638,985	5.99%	$ 6,730,342	4.46%
Interest-bearing demand	3,011,536	2.09%	3,109,973	2.06%
Money market accounts	48,283,817	33.45%	53,571,610	35.52%
Savings accounts	3,419,354	2.37%	3,257,156	2.16%
Certificates of deposit less than $100,000	37,228,918	25.79%	36,762,000	24.38%
Certificates of deposit $100,000 and greater	43,764,419	30.31%	47,387,815	31.42%
	$ 144,347,029	100.00%	$ 150,818,896	100.00%

The following table shows a breakdown by dollar amount and maturity of certificates of deposit at the Bank as of March 31, 2011.

	Certificates of Deposit Less than $100,000	Certificates of Deposit $100,000 and Greater	Total
Due three months or less	$ 9,274,867	$ 6,092,553	$ 15,367,420
Due more than three months to six months	6,156,649	9,802,305	15,958,954
More than six months to one year	7,391,696	4,176,747	11,568,443
Over one year	14,405,706	23,692,814	38,098,520
	$ 37,228,918	$ 43,764,419	$ 80,993,337

Income Taxes

The Bank has a net operating loss carryforward of approximately $5.0 million that may be applied against future federal and state taxable income. If not used, these carryforwards will begin to expire on December 31, 2026 for federal tax purposes and on December 31, 2021 for Wisconsin tax purposes.

Liquidity and Sensitivity

Interest rate risk is fundamental to the business of banking. Changes in interest rates can expose an institution to adverse shifts in the level of net interest income or other rate-sensitive income sources and impair the underlying value of its assets and liabilities.

The Bank’s Asset Liability Committee (ALCO) is responsible for managing liquidity and interest rate risk. The Board of Directors has adopted a Liquidity Risk Management Policy which establishes a hierarchy of sources of funds the Bank would use in case of a liquidity crisis.

The Bank’s primary potential source of funds on a short-term basis is an overnight line of credit established with its correspondent bank. As of March 31, 2011, the Bank had access to a $9.5 million line of credit (of which $5.1 million is unsecured) with the Bankers Bank of Madison, Wisconsin.  $1.7 million was drawn on this line of credit at March 31, 2011.  The highest amount outstanding under the line of credit in the quarter ended March 31, 2011 was $3.2 million.

The Bank relies primarily on local deposits to fund lending and investing operations. Besides the lines of credit mentioned above, the Bank has access to needed funds through brokered deposits, which represent deposits from outside of its market area. As of March 31, 2011, the Bank had third-party brokered deposits of $14.1 million compared to $15.7 million at December 31, 2010.  Another source the Bank has used to obtain deposits from outside of its market area is the CDARs One-way Buy program. As of March 31, 2011, the Bank has CDARs One-Way Buy funds of $1.0 million.  The Bank will consider judicious use of third-party brokered certificates of deposit in the future to supplement local deposits in order to fund loan growth.

The Bank also has $4.8 million of deposits in the CDARs Reciprocal Program. Those are local deposits transferred to other institutions to ensure complete FDIC coverage, with an equal amount transferred to the Bank from other financial institutions participating in the program. This program allows the Bank to retain local deposits in excess of the FDIC insurance amount, while providing full insurance coverage to its customers.

All deposits obtained through third-party deposit brokers or through the CDARS program are reported as brokered deposits in the Bank’s financial reports.  The Bank’s Asset-Liability Management Policy allows a maximum percentage of 30% brokered deposits to total deposits.  As of March 31, 2011 the percentage of brokered deposits to total deposits was 13.75%.

One measure of short-term interest rate risk is gap analysis, which compares the dollar amount of assets which can be re-priced in a certain time period to liabilities which can be re-priced in the same period. Theoretically, in a period of rising market interest rates, being asset sensitive (more assets re-pricing than liabilities) is advantageous. The converse is true in a declining rate environment. The theoretical advantage is mitigated by the fact that borrowers refinance loans as rates decline, and certificate of deposit holders move to higher yielding CD’s in a rising rate environment. The gap analysis is a tool that assists the ALCO to monitor maturities and set loan and deposit rates. As of March 31, 2011, the Bank is liability sensitive, meaning that it is better positioned in a declining interest rate environment.  Management will continue to manage assets and liabilities to minimize interest rate risk to the balance sheet.

Management monitors the Bank’s capital levels and has not identified significant capital expenditure needs that would have an impact on capital requirements at this time.  As of March 31, 2011, the Bank’s Tier 1 risk-weighted capital ratio, total risk-weighted capital, and Tier 1 leverage ratio were in excess of regulatory minimums and the Bank was classified as “adequately capitalized”.  The Bank does not anticipate changes in the mix and relative costs of capital at this time.

Results of Operations

The following is a summary of operations for the periods indicated:

	Three months ended March 31,
	Choice Bancorp, Inc. Consolidated 2011	Choice Bank 2010
Net interest income	$1,581,481	$1,000,221
Provision for loan loss	300,000	105,000
Non-interest income	80,236	196,825
Non-interest expense	1,029,484	809,555
	332,233	282,491
Income taxes	0	112,432
Net income	$332,233	$170,059

Financial Ratios:
Return on average equity	10.73%	3.93%
Return on average assets	0.83%	0.57%
Average equity to average assets	7.74%	14.50%

Net income for the quarter ended March 31, 2011, was $332,233, an increase of $162,174 or 95.4% from net income of $170,059 for the corresponding period in 2010.  This increase was primarily the result of a $581,260 increase in net interest income and a $112,432 decrease in income tax expense.  These improvements were partially offset by a $116,589 decrease in non-interest income and increases of $195,000 in provision for loan losses and $219,929 in non-interest expense.

A $300,000 provision for loan loss was charged to earnings for the first quarter of 2011, versus a $105,000 provision taken during the first quarter of 2010.  Provision expense is determined based on management’s ongoing assessment of risk associated with the loan portfolio.  The higher provision posted for the first quarter 2011 is also reflective of the growth in total loans.  The loan portfolio increased by $7.2 million or 5.1% at March 31, 2011 relative to the loan portfolio at December 31, 2010.

The Company did not report federal and state income tax expense for the three months ended March 31, 2011 due to the offset of the deferred tax valuation allowance.  The reported tax benefit provided by the deferred tax valuation allowance resulted in a $112,432 decrease in tax expense for the first quarter of 2011 relative to the tax expense reported during the comparable quarter of 2010.

Net Interest Income

Net interest income is the largest component of the Bank’s operating income and represents the difference between interest earned on loans, investments and other interest earning assets offset by the interest expense attributable to the deposits and borrowings that fund such assets.  Interest rate fluctuations, together with changes in the volume and types of earning assets and interest-bearing liabilities, combine to affect total net interest income.

Net interest income for the quarter ended March 31, 2011 was $1,581,481, an increase of $581,260, compared to $1,000,221 for the quarter ended March 31, 2010.  Management has managed the Bank’s earning assets and interest-bearing liabilities to increase net interest performance under a prevailing low rate environment.  The following table provides a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

Comparison 3-Months Ended March 31, 2011 versus 2010:

	Increase (Decrease) Due to Change In
	Average Balance	Average Rate	Total Change
Interest Income	$646,073	$(54,353)	$591,720
Interest Expense	241,776	(231,535)	10,241
Net Interest Income	$404,297	$177,182	$581,479

The increase in net interest income for the three-month period ended March 31, 2011 relative to the comparable period in 2010 is due to the combination of growth in earning assets and the increase in net interest spread.  Average earning assets held during the first quarter of 2011 were $46.9 million greater than the average earning assets held during the first quarter of 2010.  The growth in earning assets generated $646,073 in additional interest income and provided a $404,297 increase to net interest income when offset by $241,776 in interest expense resulting from the growth in deposit balances.  The increase in net interest spread between the three-month-periods ended March 31, 2011 and 2010 generated additional net interest income of $177,182 for the first quarter 2011.  The net interest spread for the first quarter 2011 was 3.83% compared to net interest spread of 3.30% for the first quarter 2010.

The improvement in net interest spread noted for the three-month period ended March 31, 2011 is largely attributed to a reduction in the cost of funds, which enabled the Bank to generate additional net interest income of $231,535 for the first quarter.  The net impact of changing interest rates on net interest income was an increase of $177,182 for the first quarter after an offset of $54,353 related to the decline in yield on earning assets.

Growth in volume of interest-earning assets and reduction in volume of interest-bearing liabilities contributed $404,297 of the increase in net interest income for the first quarter relative to the same period for 2010.

The Bank’s average interest-earning assets of $159.6 million for the first quarter of 2011 yielded an average return of 5.45% compared to average interest-earning assets of $112.6 million and a 5.58% average return for the first quarter of 2010.

Interest-bearing liabilities averaged $140.7 million for the first quarter of 2011 and posted an average interest rate of 1.62%.  The average balance and average interest rate paid on interest-bearing liabilities were $97.7 million and 2.28% respectively, for the first quarter of 2010.

Non-Interest Income

The following table reflects the various components of non-interest income for the three month period ending March 31, 2011 and 2010, respectively:

	Three months ended
Non-interest income	March 31, 2011	March 31, 2010	% Change

Loan document preparation fees	$13,838	$21,590	-35.9%
Other customer service fees	30,973	29,595	4.7%
Total customer service fees	44,811	51,185	-12.5%
Secondary market fees	35,425	44,612	-20.6%
Rental income on other real estate	0	101,028	-100.0%
Total non-interest income	$80,236	$196,825	-59.2%

Non-interest income decreased $116,589, or 59.2%, for the three months ended March 31, 2011 versus the comparable period in 2010.  A decline in rental income had the most notable impact on non-interest income for the first quarter 2011 relative to the first quarter for 2010.  Rental income on other real estate owned decreased $101,028 for the quarter ended March 31, 2011 relative to the quarter ended March 31, 2010.  Rental income on other real estate owned was not a source of revenue for the first quarter 2011 because the related rental property was sold in December 2010.

Non-Interest Expense

The following table reflects the various components of non-interest expense for the three months ended March 31, 2011 and 2010, respectively.

	Three months ended
Non-interest expense	March 31, 2011	March 31, 2010	% Change

Salaries and benefits	$535,544	$448,252	19.5%
Occupancy and equipment	94,328	105,986	-11.0%
Data processing	32,335	45,615	-29.1%
Marketing	7,995	12,496	-36.0%
Legal fees	19,262	20,884	-7.8%
Professional fees	61,592	54,007	14.0%
FDIC Premium	84,358	48,107	75.4%
Director Fees	18,750	18,750	0.0%
Loss on devaluation of other assets	100,000	0	N/A
Other operating expenses	75,320	55,458	35.8%
	$1,029,484	$809,555	27.2%

Non-interest expense increased $219,929, or 27.2%, for the three months ended March 31, 2011 versus the comparable period in 2010.

Salaries and benefits for the first quarter of 2011 increased $87,292 relative to the same period for 2010 primarily due to staff expansion.  FDIC premium expense increased by $36,251 for the first quarter 2011 relative to the same period for 2010 due to deposit growth and a rise in the Bank’s assessment rate.

The Bank incurred an expense of $100,000 related to the devaluation of an investment held in other assets. The loss was recognized during the first quarter of 2011 based on a determination of permanent loss of value in the underlying investment.

Off-Balance Sheet Arrangements

The Bank has no material off-balance sheet arrangements, other than the Bank’s commitments to extend credit and unfunded commitments.  At March 31, 2011, the Bank had commitments to extend credit and unfunded commitments of approximately $10.8 million and $17.5 million, respectively.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The disclosure contemplated by Item 3 is not required because the Bank qualifies as a smaller reporting company.

ITEM 4. Controls and Procedures

As reported in the Bank's Annual Report on Form 10-K for the year ended December 31, 2010 (the "2010 Form 10-K"), the Chief Executive Officer and Chief Financial Officer identified a material weakness as of December 31, 2010 in the Bank's internal controls over its financial reporting processes. The material weakness related to the failure of the Bank's internal controls to provide a proper and timely review and reporting of the Bank's asset quality and the valuation of OREO properties necessary for the Board of Directors to evaluate and establish the ALL and take adequate provision with respect thereto. In the 2010 Form 10-K the Bank reported that it intended, subsequent to the date thereof, to engage an outside professional consultant to conduct a review of the Bank's system of internal controls and procedures and assist management in making any changes appropriate to remedy the material weakness and any other deficiencies and to improve the design of such system to assure the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. As of the date of this Report, management believes that the material weakness identified in the 2010 Form 10-K continues to exist, although the Company continues to pursue the steps outlined above designed to remediate the identified weakness and to improve the design of its system of internal controls and procedures.  Management expects that the material weakness will be substantially remediated prior to the end of the second quarter of 2011, although there can be no assurance that management will be successful in such remedial efforts by that date, or at all.

As of the end of the period covered by this quarterly report on Form 10-Q for the quarter ended March 31, 2011, the Company carried out an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e) and 15d-15(e).

Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of the end of the fiscal quarter covered by this report, such disclosure controls and procedures were reasonably designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Federal Deposit Insurance Corporation, and (b) accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance in achieving the desired control objectives and in reaching a reasonable level of assurance the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2011 that materially affected, or were reasonably likely to materially affect, its internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

The Bank may from time to time be engaged in routine litigation incidental to its business.

ITEM 1A. Risk Factors

There have been no material changes in the risk factors reported in Item 1A of the Bank’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3. Default Upon Senior Securities

Not applicable.

ITEM 5. Other Information

There have been no material changes to the procedures by which shareholders may recommend nominees to the Board of Directors.

Subsequent Events have been evaluated through the date the financial statements are filed with the Federal Deposit Insurance Corporation.

ITEM 6 Exhibits

Exhibit Number	Description

31.1	Rule 302 Certification of Principal Executive Officer
31.2	Rule 302 Certification of Principal Financial Officer
32.1	Rule 1350 Certification by Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE BANCORP, INC.

Date:	May 16, 2011	/s/ Stanley G. Leedle
Stanley G. Leedle
Interim President and Chief Executive Officer (Principal Executive Officer)

Date:	May 16, 2011	/s/ John F. Glynn
John F. Glynn
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)