Form 10-Q/A
period 2011-03-31
CHOICE BANCORP, INC.
filed 2011-07-07
CIK 1487623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number 0-54299

CHOICE BANCORP, INC.
(Exact name of registrant as specified in its charter)

Wisconsin	27-2416885
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
Or organization)

2450 Witzel Avenue, Oshkosh, WI	54904
(Address of principal executive offices)	(Zip Code)

(920) 230-1300
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

CHOICE BANCORP, INC.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Form 10-Q of Choice Bancorp, Inc. (the “Company”) for the quarter ended March 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on May 16, 2011 (the “March Form 10-Q”).  This Form 10-Q/A corrects certain identifying information contained on the cover page of the March Form 10-Q.  This Form 10-Q/A only amends and restates such cover page.  No Item in the March Form 10-Q is amended, modified or updated hereby.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principle executive officers and principal financial officer are being filed as Exhibits 31.1 and 31.2, respectively, to this Amendment No. 1 on Form 10-Q/A, such certifications allowed to be abbreviated in accordance with published interpretations of the SEC.

i

FORM 10-Q TABLE OF CONTENTS

Page #
Part II – Other Information	1
Item 6 Exhibits	1
Signatures	2

ii

ITEM 6 Exhibits

Exhibit Number	Description

31.1	Rule 302 Certification of Principal Executive Officer
31.2	Rule 302 Certification of Principal Financial Officer
32.1	Rule 1350 Certification by Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE BANCORP, INC.

Date:	July 6, 2011	/s/ J. Scott Sitter
J. Scott Sitter
President and Chief Executive Officer (Principal Executive Officer)

Date:	July 6, 2011	/s/ John F. Glynn
John F. Glynn
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

2