Form 10-Q
period 2011-06-30
CHOICE BANCORP, INC.
filed 2011-08-15
CIK 1487623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes ☒   No ☐

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

Yes ☐   No ☒

Number of outstanding shares of common stock as of August 11, 2011: 2,160,620 shares

EXPLANATORY NOTE

This document is intended to speak as of June 30, 2011, except as otherwise noted.

FORM 10-Q TABLE OF CONTENTS

Page #
Part I – Financial Information
Item 1 Financial Statements (Unaudited)
Consolidated Balance Sheet of Choice Bancorp, Inc. as of June 30, 2011 and Balance Sheet of Choice Bank as of December 31, 2010	3
Consolidated Statement of Operations of Choice Bancorp, Inc. for the Three and Six Months Ended June 30, 2011 and Statement of Operations of Choice Bank for the Three and Six Months Ended June 30, 2010	4
Consolidated Statement of Stockholders’ Equity of Choice Bancorp, Inc. for the Six Months Ended June 30, 2011 and Statement of Stockholders’ Equity of Choice Bank for the Six Months Ended June 30, 2010	5
Consolidated Statement of Cash Flows of Choice Bancorp, Inc. for the Six Months Ended June 30, 2011 and Statement of Cash Flows of Choice Bank for the Six Months Ended June 30, 2010	6
Notes to Interim Consolidated Financial Statements (Unaudited)	7
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3 Quantitative and Qualitative Disclosures About Market Risk	45
Item 4 Controls and Procedures	46
Part II – Other Information
Item 1 Legal Proceedings	47
Item 1A Risk Factors	47
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3 Defaults Upon Senior Securities	47
Item 5 Other Information	47
Item 6 Exhibits	47
Signatures	48

Item 1. Financial Statements

Choice Bancorp, Inc.

Choice Bank

Balance Sheets

Unaudited

	Choice Bancorp, Inc.
	Consolidated	Choice Bank

	June 30, 2011
Assets	(Unaudited)	December 31, 2010

Cash and due from banks	$ 1,138,127	$ 2,653,935
Federal funds sold	1,603,000	6,438,000

Cash and cash equivalents	2,741,127	9,091,935

Securities available for sale	9,084,165	11,762,431
Loans held for sale	620,000	638,131
Loans, net	151,502,873	137,187,579
Premises and equipment, net	1,539,054	1,598,681
Other real estate owned	1,042,200	1,892,200
Other assets	1,296,425	1,526,917

TOTAL ASSETS	$ 167,825,844	$ 163,697,874

Liabilities and Stockholders' Equity

Liabilities:
Non-interest bearing deposits	$ 7,513,467	$ 6,730,342
Interest bearing deposits	146,260,179	144,088,554

Total deposits	153,773,646	150,818,896
Other borrowings	145,000	0
Other liabilitites	736,248	623,533

Total Liabilities	154,654,894	151,442,429

Stockholders' equity:
Common Stock - $1 par value:
Authorized - 3,177,000 shares
Issued and outstanding - 2,160,620 shares	2,160,620	2,160,620
Additional paid-in capital	20,446,486	20,441,866
Accumulated deficit	(9,653,890)	(10,534,452)
Accumulated other comprehensive income	217,734	187,411

Total stockholders' equity	13,170,950	12,255,445

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 167,825,844	$ 163,697,874

See accompanying Notes to Financial Statements

Choice Bancorp, Inc.

Choice Bank

Statements of Operations

Unaudited

	Choice Bancorp, Inc.		Choice Bancorp, Inc.
	Consolidated	Choice Bank	Consolidated	Choice Bank

Statements of Operations	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Quarters Ended June 30, 2011 and 2010	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Interest and dividend income:
Loans, including fees	$ 2,212,428	$ 1,582,099	$ 4,264,086	$ 3,064,046
Securities -taxable	80,118	67,631	169,009	136,137
Federal funds sold	17	2,242	1,744	2,345

Total interest and dividend income	2,292,563	1,651,972	4,434,839	3,202,528

Interest expense:
Deposits	526,772	568,019	1,086,573	1,117,623
Borrowed funds	7,800	0	8,794	731

Total interest expense	534,572	568,019	1,095,367	1,118,354

Net interest income	1,757,991	1,083,953	3,339,472	2,084,174
Provison for loan losses	300,000	332,000	600,000	437,000

Net interest income, after provision for loan losses	1,457,991	751,953	2,739,472	1,647,174

Non-interest income:
Service fees	43,174	47,353	87,985	98,538
Secondary market fees	30,126	53,451	65,551	98,063
Rental income	5,498	102,700	5,498	203,728

Total non-interest income	78,798	203,504	159,034	400,329

Non-interest expense:
Salaries and employee benefits	538,745	564,195	1,074,289	1,012,447
Occupancy and equipment	88,470	93,281	182,798	199,267
Data processing	30,291	54,207	62,626	99,822
Professional services	142,186	142,275	203,778	217,166
Marketing	10,773	26,334	18,768	38,830
Other investment write-down	0	0	100,000	0
Other	177,995	138,714	375,685	261,029

Total non-interest expenses	988,460	1,019,006	2,017,944	1,828,561

Income before income taxes	548,329	(63,549)	880,562	218,942
Provision for (benefit from) income taxes	0	(10,082)	0	102,350

Net Income (Loss)	$ 548,329	$ (53,467)	$ 880,562	$ 116,592

Earnings (loss) per share - basic and diluted	$ 0.25	$ (0.02)	$ 0.41	$ 0.05

See accompanying Notes to Financial Statements

Choice Bancorp, Inc.

Choice Bank

Statements of Stockholders' Equity

Unaudited

					Accumulated
			Additional Paid-		Other	Total
	Common Stock		In-Capital-	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Common Stock	Deficit	Income	Equity

Choice Bank

Balance at January 1, 2010	2,160,620	$ 2,160,620	$ 20,430,838	$ (5,451,796)	$ 249,014	$ 17,388,676

Comprehensive income:

Net income				116,592		116,592

Unrealized loss on
securities available for sale,
net of tax					(6,157)	(6,157)

Total comprehensive
income						110,435

Options and warants
compensation expense			5,387			5,387

Balance at June 30, 2010	2,160,620	$ 2,160,620	$ 20,436,225	$ (5,335,204)	$ 242,857	$ 17,504,498

Choice Bancorp, Inc.
Consolidated

Balance at January 1, 2011	2,160,620	$ 2,160,620	$ 20,441,866	$ (10,534,452)	$ 187,411	$ 12,255,445

Comprehensive income:

Net income				880,562		880,562

Unrealized gain on
securities available for sale,
net of tax					30,323	30,323

Total comprehensive
income						910,885

Options and warants
compensation expense			4,620			4,620

Balance at June 30, 2011	2,160,620	$ 2,160,620	$ 20,446,486	$ (9,653,890)	$ 217,734	$ 13,170,950

See accompanying Notes to Financial Statements

Choice Bancorp, Inc.

Choice Bank

Statements of Cash Flows

Unaudited

	Choice Bancorp, Inc.
	Consolidated	Choice Bank

	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010

Increase in cash and cash equivalents:

Cash flows from operating activities
Net income	$ 880,562	$ 116,592

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation of premises and equipment	59,627	84,353
Provision for loan losses	600,000	437,000
Compensation expense for options	4,620	5,387
Net amortization (accretion) of securities	24,181	(437)
Credit for deferred taxes	0	140,423
Changes in operating assets and liabilities :
Loans held for sale	18,131	709,184
Other assets	230,492	(37,406)
Other liabilities	92,918	147,989

Net cash provided by operating activities	1,910,531	1,603,085

Cash flows from investing activities:
Purchases of securities available for sale	2,096,125	(2,584,209)
Proceeds from maturities and pre-payments of securities
available for sale	608,080	173,318
Loan originations and principal collections, net	(14,065,294)	(16,369,007)
Purchases of premises and equipment	0	(3,869)

Net cash used in investing activities	(11,361,089)	(18,783,767)

Cash flows from financing activities:
Net increase in deposits	2,954,750	26,251,435
Net increase in other borrowings	145,000	0

Net cash provided by financing activities	3,099,750	26,251,435

Net increase (decrease) in cash and cash equivalents	(6,350,808)	9,070,753
Cash and cash equivalents at beginning	9,091,935	1,462,962

Cash and cash equivalents at end	$ 2,741,127	$ 10,533,715

Supplemental cash flow information:

Cash paid during the year for interest:	$ 1,109,721	$ 1,096,071

Noncash investing and financing activities:
Transfer of loans to foreclosed assets	$ 0	$ 2,127,280
Transfer of foreclosed assets to loans	$ (850,000)	$ 0

See accompanying Notes to Financial Statements

Choice Bancorp, Inc.

Selected Notes to Interim Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Choice Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to general practices within the banking industry for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. They should be read in conjunction with the audited financial statements of the Company’s wholly-owned subsidiary, Choice Bank (the “Bank”), which was acquired by the Company in a reorganization transaction (“Reorganization Transaction”) completed as of March 10, 2011 (the “Reorganization Date”), included in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for fair presentation have been included. The results of operations for the three and six-month periods ended June 30, 2011 are not necessarily indicative of the results which may be expected for the entire year.

The preparation of the financial statements in conformity with the above-mentioned accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of, and for the three and six-month periods ended June 30, 2011 and June 30, 2010. Actual results could vary from those estimates.

The balance sheet as of December 31, 2010 and the statement of operations, statement of stockholders’ equity, and statement of cash flows for the three and six-month periods ended June 30, 2010 represent the financial position and results of Choice Bank only, prior to the acquisition of the Bank by the Company in the Reorganization Transaction.

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

0%, which includes cash on hand and US Treasury securities

20%, which includes cash in banks and US agency securities

50%, which includes 1 to 4 family residential mortgages

100%, which includes any assets not designated elsewhere

As of June 30, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below and not be subject to any written regulatory order, capital directives or prompt corrective action directives issued by its bank regulator.

In consultation with its banking regulators, the Bank has recently implemented several strategic initiatives designed to strengthen its financial condition. One of its strategic initiatives is to achieve a Tier 1 Leverage Capital ratio of at least 8 percent of total assets and a Total Risk-Based Capital ratio level of at least 11 percent of total assets by May 23, 2011 and a Tier 1 Leverage Capital ratio of 9% and Total Risk-Based Capital ratio of 12% by August 21, 2011.  However, at June 30, 2011, the Bank’s Tier 1 Leverage Capital ratio was 7.97% and its Total Risk-Based Capital ratio was 10.93%.  The Bank continues to pursue strategies to enhance its capital position in an effort to achieve the levels established pursuant to its strategic initiative by the dates indicated above.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
Choice Bank	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(In Thousands)

As of June 30, 2011

Total Risk-based Capital (to risk-
weighted assets)	$ 14,808	10.93%	$ 10,841	≥ 8.00%	$ 13,551	≥ 10.00%

Tier 1 Capital (to risk-
weighted assets)	$ 13,091	9.66%	$ 5,420	≥ 4.00%	$ 8,131	≥ 6.00%

Tier 1 Capital (to average
assets)	$ 13,091	7.97%	$ 6,569	≥ 4.00%	$ 8,211	≥ 5.00%

As of December 31, 2010

Total Risk-based Capital (to risk-
weighted assets)	$ 13,660	10.85%	$ 10,075	≥ 8.00%	$ 12,594	≥ 10.00%

Tier 1 Capital (to risk-
weighted assets)	$ 12,068	9.58%	$ 5,038	≥ 4.00%	$ 7,556	≥ 6.00%

Tier 1 Capital (to average
assets)	$ 12,068	7.22%	$ 6,686	≥ 4.00%	$ 8,357	≥ 5.00%

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
Choice Bank	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(In Thousands)
As of June 30, 2010

Total Risk-based Capital (to risk-
weighted assets)	$ 16,613	14.59%	$ 9,108	≥ 8.00%	$ 11,385	≥ 10.00%

Tier 1 Capital (to risk-
weighted assets)	$ 15,176	13.33%	$ 4,554	≥ 4.00%	$ 6,831	≥ 6.00%

Tier 1 Capital (to average
assets)	$ 15,176	11.94%	$ 5,086	≥ 4.00%	$ 6,358	≥ 5.00%

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

Note 3 – Earnings per Share

Basic earnings per share represents net income divided by the weighted average number of shares outstanding during the period.  Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the potential dilutive effect of vested stock options and organizer and shareholder warrants.  For the three and six-month periods ending June 30, 2011, there is no dilutive effect because the average market prices of $7.79 and $6.69, respectively are less than the strike prices of $10 per share for options and organizer warrants and $12.50 per share for shareholder warrants.  For the three and six-month periods ending June 30, 2010, there is no dilutive effect because the average market prices of $8.20 and $8.01, respectively are less than the strike prices of $10 per share for options and organizer warrants and $12.50 per share for shareholder warrants.  The calculation of basic and diluted income per share is presented below:

	Three Months Ended June 30,

	2011	2010

Net income	$ 548,329	$ (53,467)
Average shares outstanding	2,160,620	2,160,620

Basic and dilutive net income per share	$ 0.25	$ (0.02)

	Six Months Ended June 30,

	2011	2010

Net income	$ 880,562	$ 116,592
Average shares outstanding	2,160,620	2,160,620

Basic and dilutive net income per share	$ 0.41	$ 0.05

Note 4- Comprehensive Income

The Bank’s only item comprising “Accumulated other comprehensive income” is net unrealized gains or losses on investment securities available for sale, net of applicable taxes.

Note 5- Loan Impairment and Loan Losses

Activity in the allowance for loan losses for the six-month period ending June 30, 2011 is shown in the following table:

(Dollars in thousands)	June 30, 2011

	Commercial	Real Estate	Other	Total
Allowance for loan losses:
Balance, beginning of period	$ 1,130	$ 1,904	$ 12	$ 3,046
Charge-offs	0	101	0	101
Recoveries	0	0	0	0
Provision	101	497	2	600
Balance, end of period	$ 1,231	$ 2,300	$ 14	$ 3,545

Ending Balance: Individually evaluated for impairment	$ 338	$ 0	$ 0	$ 338

Ending Balance: Collectively evaluated for impairment	$ 893	$ 2,300	$ 14	$ 3,207

(Dollars in thousands)	June 30, 2011

	Commercial	Real Estate	Other	Total
Loans valued for impairment:

Individually	$ 7,303	$ 5,312	$ 0	$ 12,615
Collectively	18,416	123,452	565	142,433

Total	$ 25,719	$ 128,764	$ 565	$ 155,048

Activity in the allowance for loan losses for the year ended December 31, 2010 is shown in the following table:

(Dollars in thousands)	December 31, 2010

	Commercial	Real Estate	Other	Total
Allowance for credit losses:
Balance, beginning of period	$ 730	$ 1,240	$ 153	$ 2,123
Charge-offs	673	1,120	1	1,794
Recoveries	127	0	0	127
Provision	946	1,784	(140)	2,590
Balance, end of period	$ 1,130	$ 1,904	$ 12	$ 3,046

Ending Balance: Individually evaluated for impairment	$ 277	$ 45	$ 0	$ 322

Ending Balance: Collectively evaluated for impairment	$ 853	$ 1,859	$ 12	$ 2,724

(Dollars in thousands)	December 31, 2010

	Commercial	Real Estate	Other	Total
Loans valued for impairment:

Individually	$ 9,789	$ 110	$ 0	$ 9,899
Collectively	16,639	113,054	641	130,334

Total	$ 26,428	$ 113,164	$ 641	$ 140,233

The following is a summary of information pertaining to impaired loans:

June 30, 2011

(Dollars in thousands)	Commercial	Real Estate	Total

Impaired loans with no allowance	$ 0	$ 850	$ 850
Impaired loans with allowance	508	0	508
Total impaired loan balance	$ 508	$ 850	$ 1,358

Related allowance	$ 338	$ 0	$ 338
Average balance	$ 169	$ 850	$ 1,019

December 31, 2010

(Dollars in thousands)	Commercial	Real Estate	Total

Impaired loans with no allowance	$ 0	$ 0	$ 0
Impaired loans with allowance	745	110	855
Total impaired loan balance	$ 745	$ 110	$ 855

Related allowance	$ 277	$ 45	$ 322
Average balance	$ 186	$ 110	$ 171

The $1,358,000 principal balance for impaired loans represents two commercial loans and one residential real estate loan.  Both commercial loans are secured by real estate and equipment and the single residential loan is secured by real estate.  Bank management is working with each borrower to minimize any potential loss.

GAAP accounting for contingencies requires recognition of a loss and disclosure of a loss contingency if two conditions are met.

First, information available prior to the issuance of financial statements indicates that an asset has been impaired. Management and the Board of Directors have recognized that the above referenced loans are impaired.

Second, the amount of loss can be reasonably estimated. As of June 30, 2011, and the date of filing of this document, the amount of potential loss was reasonably estimated and management believes that the specific reserve of $338,000 is appropriate.  The specific reserve for the impaired loans was based on the fair value of the collateral.  Management is continually monitoring impaired loan relationships and, in the event facts and circumstances change, additional provisions may be necessary.

The following is a summary of information pertaining to past due and nonaccruing loans:

	June 30, 2011

(Dollars in thousands)		Over 90 days	Total
	30 - 89 days	past due and	past due and	Current	Total
	past due	nonaccruing	nonaccruing	loans	loans

Commercial	$ 0	$ 0	$ 0	$ 25,719	$ 25,719
Real estate:
Commercial	106	143	249	70,116	$ 70,365
Residential	0	926	926	36,110	$ 37,036
Construction	0	0	0	14,050	$ 14,050
Second Mortgages	0	0	0	1,821	$ 1,821
Equity lines of credit	0	0	0	5,492	$ 5,492
Consumer	0	0	0	565	565

Total	$ 106	$ 1,069	$ 1,175	$ 153,873	$ 155,048

	December 31, 2010

(Dollars in thousands)		Over 90 days	Total
	30 - 89 days	past due and	past due and	Current	Total
	past due	nonaccruing	nonaccruing	loans	loans

Commercial	$ 48	$ 35	$ 83	$ 26,345	$ 26,428
Real estate:
Commercial	0	225	225	61,984	$ 62,209
Residential	0	0	0	32,477	$ 32,477
Construction	0	0	0	11,515	$ 11,515
Second Mortgages	0	0	0	1,903	$ 1,903
Equity lines of credit	0	0	0	5,060	$ 5,060
Consumer	0	0	0	641	641

Total	$ 48	$ 260	$ 308	$ 139,925	$ 140,233

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

Risk Grade 5 – Average

Business purpose loans rated “5” are characterized by borrowers operating in relatively stable industries but susceptible to moderate cyclicality, unfavorable changes in the economy, or competitive influences.  These loans are characterized by average asset quality, limited liquidity, and tighter debt service coverage.

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

Risk Grade 8 – Problem

Business purpose loans rated “8” include loans inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  Problem loans are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Performing Loans

Non-business purpose loans that are determined to be “pass” loans analyzed on a pass or fail basis.  These loans are presented separately from risk-graded loans.

Non-Performing Loans

Loans are reported as non-performing when principal or interest has been in default for a period of ninety-days or more or if the collection of interest is in question.  Both business purpose and non-business purpose loans are included in this category as appropriate.  Non-performing business purpose loans are presented separately from their risk-grade category.

The breakdown of loans by risk grades as of June 30, 2011 and December 31, 2010 is presented in the following tables:

	June 30, 2011

Risk Grade	Commercial	Real Estate	Consumer	Total

Grade - 1	$ 0	$ 0	$ 0	$ 0
Grade - 2	0	1,297	0	1,297
Grade - 3	798	1,078	0	1,876
Grade - 4	2,953	3,993	0	6,946
Grade - 5	11,230	84,594	0	95,824
Grade - 6	3,438	9,577	0	13,015
Grade - 7	-	376	0	376
Grade - 8	7,157	3,832	0	10,989
	$ 25,576	$ 104,747	$ 0	$ 130,323

Performing	$ 0	$ 23,091	$ 565	$ 23,656
Non-performing	143	926	0	1,069

	$ 25,719	$ 128,764	$ 565	$ 155,048

	December 31, 2010

Risk Grade	Commercial	Real Estate	Consumer	Total

Grade - 1	$ 0	$ 0	$ 0	$ 0
Grade - 2	36	0	0	36
Grade - 3	1,196	7,840	0	9,036
Grade - 4	796	6,389	0	7,185
Grade - 5	12,882	68,018	0	80,900
Grade - 6	4,807	8,817	0	13,624
Grade - 7	2,618	3,057	0	5,675
Grade - 8	4,058	1,649	0	5,707
	$ 26,393	$ 95,770	$ 0	$ 122,163

Performing	$ 0	$ 17,169	$ 641	$ 17,810
Non-performing	35	225	0	260

	$ 26,428	$ 113,164	$ 641	$ 140,233

Note 6- Commitments and Contingencies

In the normal course of its business the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and unfunded commitments. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Bank’s balance sheets. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and unfunded commitments is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At June 30, 2011, the Bank had commitments to extend credit and unfunded commitments of approximately $6.6 million and $11.1 million, respectively.  At December 31, 2010, the Bank had commitments to extend credit and unfunded commitments of approximately $25.1 million and $9.8 million, respectively.

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

Note 7 – Share-based Compensation

The Choice Bank Stock Option Plan was approved by shareholders on July 11, 2006 and adopted by the Company on the Reorganization Date.  The Board of Directors reserved 360,000 shares of Company stock for use as option awards to officers and directors under the Plan.  As of June 30, 2011, 75,000 option awards have been granted to Bank officers including 43,334 options that have fully vested and 31,666 in non-vested options.  The options vest ratably over a three-year period, and have a ten-year life from the date of issuance.

During 2011, 5,000 options were issued, none of which were vested as of June 30, 2011.  As of June 30, 2011, 285,000 options remain available for future grants.

The fair value of stock options granted is estimated on the date of grant using a Black-Scholes option pricing model. The fair values of stock grants are amortized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense recognized for the three and six-month periods ended June 30, 2011 totaled $1,526 and $4,620, respectively, and is included in personnel expense in the statement of operations for the period.

Assumptions are used in estimating the fair value of stock options granted.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected volatility is based on the historical volatility of the Bank’s or the Company’s stock as applicable.  The following assumptions were used in estimating the fair value at date of issuance for options granted:

	July	July	January	March	March
	2006	2009	2010	2010	2011

Fair Value	$ 3.99	$ 0.65	$ 0.49	$ 0.46	$ 1.96
Stock Price	$ 10.00	$ 8.60	$ 8.25	$ 8.10	$ 5.25
Option Strike Price	$ 10.00	$ 10.00	$ 10.00	$ 10.00	$ 10.00
Maturity	10.0	10.0	10.0	10.0	10.0
Risk-free interest rate	5.00%	0.19%	0.06%	0.16%	0.98%
Volatility	10.00%	10.00%	10.00%	10.00%	43.38%

The Company has two types of warrants outstanding to purchase shares of common stock at June 30, 2011 and December 31, 2010. Initial shareholders in the Bank received warrants to purchase one share of common stock for every five shares of common stock purchased in the Bank’s initial common stock offering (“shareholder warrants”).  A total of 431,990 shareholder warrants were issued.  Originally, the shareholder warrants were exercisable at a price of $12.50 per share at any time until July 24, 2009.  On October 28, 2008, the Board of Directors extended the expiration date to July 24, 2012.  As part of the Reorganization Transaction, shareholder warrants to purchase Bank stock were converted into warrants to purchase Company stock at the same price.  As of June 30, 2011, 620 shareholder warrants had been exercised and 431,370 shareholder warrants remained outstanding.

The Bank’s organizers advanced funds and guaranteed loans for organizational and other pre-opening expenses. As consideration for the financial risk assumed, the organizers received warrants to purchase one share of common stock for every $10 placed at risk, up to a maximum of 11,250 warrants per organizer (“organizer warrants”).  A total of 213,750 organizer warrants have been issued. The organizer warrants are exercisable at a price of $10.00 per share at any time until July 24, 2016. The organizer warrants were accounted for in accordance with the fair value method and recognized as stock compensation included in start-up expenses at July 24, 2006. As part of the Reorganization Transaction, organizer warrants to purchase Bank stock were converted into warrants to purchase Company stock at the same price.  None of the organizer warrants had been exercised as of June 30, 2011.

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

The Bank’s net deferred tax asset was $3,257,522 as of June 30, 2011.  All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized.  Based on management’s consideration of the available evidence including historical losses which must be treated as substantial negative evidence and an uncertain economy and the potential effect on the Bank’s asset quality, a valuation allowance for the entire amount of the deferred tax asset was established in 2010 and is considered appropriate at June 30, 2011.

Note 9 – New Authoritative Accounting Guidance

In December 2010, the Financial Accounting Standards Board ("FASB") issued guidance within the Accounting Standards Update (“ASU") 2010-20 "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses," ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users' evaluation of (i) the nature of credit risk inherent in the entity's portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a roll forward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans and credit quality indicators, ASU 2010-20 became effective for the Bank's financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period are required for the Company's financial statements that include periods beginning on or after January 1, 2011. The adoption of this guidance did not have any impact on the Company's consolidated statement of operations, its consolidated balance sheet, or its consolidated statement of cash flows as of and for the period ending June 30, 2011.

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

In April 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.”  ASU No. 2011-03 modifies the criteria for determining when repurchase agreements would be accounted for as a secured borrowing rather than as a sale.  Currently, an entity that maintains effective control over transferred financial assets must account for the transfer as a secured borrowing rather than as a sale.  The provisions of ASU No. 2011-03 removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee.  The FASB believes that contractual rights and obligations determine effective control and that there does not need to be a requirement to assess the ability to exercise those rights.  ASU No. 2011-03 does not change the other existing criteria used in the assessment of effective control.  The provisions of ASU No. 2011-03 are effective prospectively for transactions, or modifications of existing transactions, that occur on or after January 1, 2012.  As the Company accounts for all of its repurchase agreements as collateralized financing arrangements, the adoption of this ASU is not expected to have a material impact on the Company’s statements of income and condition.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows:  (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets (ASU No. 2011-04 extends that prohibition to all fair value measurements); (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks.  This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs.  In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed.  The provisions of ASU No. 2011-04 are effective for the Company’s interim reporting period beginning on or after December 15, 2011.  The adoption of ASU No. 2011-04 is not expected to have a material impact on the Company’s statements of income and condition.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.”  The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement(s) are required to be presented with equal prominence as the other primary financial statements.  ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The provisions of ASU No. 2011-05 are effective for the Company’s interim reporting period beginning on or after December 15, 2011, with retrospective application required.  The adoption of ASU No. 2011-05 is expected to result in presentation changes to the Company’s statements of income and the addition of a statement of comprehensive income.  The adoption of ASU No. 2011-05 will have no impact on the Company’s statements of condition.

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

Information regarding the fair value of assets measured on a recurring basis at fair value as of June 30, 2011 and December 31, 2010 follows:

Assets measured on a recurring basis at:
June 30, 2011

Fair Value Measurements Using

Description	Fair Value	Level 1	Level 2	Level 3

Securities available for sale	$ 9,084,165	$ 0	$ 9,084,165	$ 0
Loans held for sale	620,000	0	620,000	0

	$ 9,704,165	$ 0	$ 9,704,165	$ 0

Assets measured on a recurring basis at:
December 31, 2010

Fair Value Measurements Using

Description	Fair Value	Level 1	Level 2	Level 3

Securities available for sale	$ 11,762,431	$ 0	$ 11,762,431	$ 0
Loans held for sale	638,131	0	638,131	0

	$ 12,400,562	$ 0	$ 12,400,562	$ 0

Information regarding the fair value of assets measured on a non-recurring basis at fair value as of June 30, 2011 and December 31, 2010 follows:

Assets measured on a non-recurring basis at:
June 30, 2011

Fair Value Measurements Using

Description	Fair Value	Level 1	Level 2	Level 3

Impaired Loans	$ 1,019,757	$ 0	$ 1,019,757	$ 0
Other real estate owned	1,042,200	0	1,042,200	0

	$ 2,061,957	$ 0	$ 2,061,957	$ 0

Assets measured on a non-recurring basis at:
December 31, 2010

Fair Value Measurements Using

Description	Fair Value	Level 1	Level 2	Level 3

Impaired Loans	$ 533,000	$ 0	$ 533,000	$ 0
Other real estate owned	1,892,200	0	1,892,200	0

	$ 2,425,200	$ 0	$ 2,425,200	$ 0

Impaired loans with a carrying amount of $1,357,757 were determined to have a fair value of $1,019,757 based on the fair value of the collateral securing the loans.  As a result, the Bank has allocated specific reserves in the amount of $338,000 for impaired loans.

Other real estate owned is recorded at fair value at the date of acquisition.  Subsequent valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value less cost to sell.  The fair value of other real estate owned was $1,042,200 as of June 30, 2011.  No expenses related to devaluation of other real estate have been incurred for the three and six-month periods ended June 30, 2011.

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

Other Borrowings – Due to the short-term nature of other borrowings held by the Company, fair value approximates the carrying value.

The carrying value and estimated fair values of financial instruments as of June 30, 2011, and December 31, 2010 follows:

	June 30, 2011		December 31, 2010

		Estimated		Estimated
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets

Cash and cash equivalents	$ 2,741,127	$ 2,741,127	$ 9,091,935	$ 9,091,935
Securities available for sale	9,084,165	9,084,165	11,762,431	11,762,431
Loans held for sale	620,000	620,000	638,131	638,131
Loans, net	151,502,873	154,684,570	137,187,579	140,611,518
Accrued interest receivable	544,962	544,962	509,594	509,594

Total financial assets	$ 164,493,127	$167,674,824	$ 159,189,670	$ 162,613,609

Financial Liabilities

Deposits	$ 153,773,646	$ 154,410,221	$ 150,818,896	$ 151,490,301
Other borrowings	145,000	145,000	0	0
Accrued interest payable	173,841	173,841	188,195	188,195

Total financial liabilities	$ 154,092,487	$154,729,062	$ 151,007,091	$ 151,678,496

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

Management has reviewed the Bank’s operations for potential disclosure of information or financial statement impacts related to events occurring after June 30, 2011, but prior to the release of these financial statements.  Based on the results of this review, Management has determined that no subsequent event disclosures are required as of the release date.

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

Critical Accounting Policies

The Company’s accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The Company’s significant accounting policies are described in the notes to the financial statements.  Certain accounting policies require management to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and the Company considers these to be critical accounting policies.  The estimates and assumptions used are based on historical experience and other factors that management believes to be reasonable under the circumstances.  Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.  The Company believes the following critical accounting policies require the most significant estimates and assumptions that are particularly susceptible to a significant change in the preparation of its financial statements.

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

The Company may also recognize a liability for unrecognized tax benefits from uncertain tax positions.  Unrecognized tax benefits represent the difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the financial statements.  Interest and penalties related to unrecognized tax benefits are classified as income taxes.

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

•

Off-balance sheet credit risks.

The factors cited above have been, and will continue to be, evaluated at least quarterly. Changes in the asset quality of individual loans will be evaluated more frequently as needed.  Following guidelines established by the FDIC and the Wisconsin Department of Financial Institutions (“DFI”), the Bank has established minimum general reserves based on the asset quality of the loan.  General reserve factors applied to each type of loan are based upon management’s experience and common industry and regulatory guidelines.  After a loan is underwritten and booked, loans are monitored or reviewed by the account officer, management, and external loan review personnel during the life of the loan.  Payment performance is monitored monthly for the entire loan portfolio.  Account officers contact customers in the ordinary course of business and may be able to ascertain if weaknesses are developing with the borrower. External loan personnel perform an independent review annually, and federal and state banking regulators perform periodic reviews of the loan portfolio.  If weaknesses develop in an individual loan relationship and are detected, the loan will be downgraded and higher reserves will be assigned based upon management’s assessment of the weaknesses in the loan that may affect full collection of the debt.  If a loan does not appear to be fully collectible as to principal and interest, the loan will be recorded as a non-accruing loan and further accrual of interest will be discontinued while previously accrued but uncollected interest is reversed against income.  If a loan will not be collected in full, the allowance for loan losses is increased to reflect management’s estimate of potential exposure of loss.

The Bank believes the level of the ALL is appropriate as recorded in the financial statements. See further discussion in the section below titled “Allowance for Loan Losses”.

Management’s Discussion & Analysis

The following discussion describes the Company’s consolidated results of operations for the three and six-month periods ended June 30, 2011, as compared to the Bank’s results of operations for the three and six-month periods ended June 30, 2010 and also compares the Company’s consolidated financial condition as of June 30, 2011 to the Bank’s financial condition at December 31, 2010.  Since the consummation of the Reorganization, the Company's sole asset is the Bank and the Company's operations are conducted solely through the Bank. Accordingly, management believes that comparisons of Company financial information on a consolidated basis for dates and periods from and after the March 10, 2011 Reorganization Date with financial information for the Bank for dates and periods prior to the Reorganization Date are appropriate and meaningful.

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

July 2006 thru December 2008			March 2009 thru June 2011

Date	Total Assets	% Growth	Date	Total Assets	% Growth

Jul-06	$ 20,824,545		Mar-09	$ 121,815,492	2%
Sep-06	$ 26,737,176	28%	Jun-09	$ 121,626,414	0%
Dec-06	$ 32,600,536	22%	Sep-09	$ 118,964,450	-2%
Mar-07	$ 39,447,477	21%	Dec-09	$ 120,807,482	2%
Jun-07	$ 44,966,989	14%	Mar-10	$ 122,940,295	2%
Sep-07	$ 58,190,302	29%	Jun-10	$ 147,394,234	20%
Dec-07	$ 71,851,968	23%	Sep-10	$ 161,221,291	9%
Mar-08	$ 86,699,212	21%	Dec-10	$ 163,697,874	2%
Jun-08	$ 92,258,664	6%	Mar-11	$ 159,438,965	-3%	[1]
Sep-08	$ 105,211,742	14%	Jun-11	$ 167,825,844	5%	[1]
Dec-08	$ 119,041,620	13%

[1] Reflects assets of the Company subsequent to the reorganization

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

The Company intends to continue to adhere to a business plan that includes:

➢

Serving as a community bank from two locations in Oshkosh, Wisconsin;

➢

Attracting primarily local deposits;

➢

Maintaining loan growth without sacrificing credit quality; and

➢

Concentrating on banking services and products, rather than ancillary services.

These fundamental tenets will be pursued with appropriate modifications made for changes in budgeted growth, interest rate assumptions, product/service offerings, and staffing.  Management has identified capital enhancement as a priority for 2011.  The near term focus will be on improving earnings while containing asset growth.

Allowance for Loan Losses and Provision for Loan Losses

The provision for loan losses charged to earnings for the six-month period ended June 30, 2011 was $600,000 compared to $437,000 for the same period in 2010.  Although the $600,000 provision represents a significant increase from the provision for the same period last year, it reflects the significant growth in total loans and the continued effect the state of the economy has had in the Bank’s market area.  As of June 30, 2011, the loan portfolio increased $14.8 million or 10.6% compared to the loan portfolio balance as of December 31, 2010.  The provision for loan losses for the six-month period ended June 30, 2011 is supported by Management’s ongoing assessment of risk associated with the current loan portfolio.

The Bank sold a property held as Other Real Estate Owned (“OREO”) for $850,000 during the first six months of 2011.  The Bank financed the sale under terms that require the Bank to classify the loan as non-accruing.

A summary of past due and non-accruing loans as of June 30, 2011 is reported in the table below:

			Over 90 days
			and
Past Due Loans	30 - 59 days	60 - 89 days	nonaccruing	Total

Principal balance	$ 106,250	$ 0	$ 1,068,686	$ 1,174,936
Number of loans	1	0	3	4
% of Gross Loans	0.07%	0.00%	0.69%	0.76%

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

For the quarter ended June 30, 2011, interest payments of $10,039 were received on loans classified as non-accrual.  The amount of additional interest that would have been recorded as interest income had the non-accrual loans been current during the quarter ended June 30, 2011 is approximately $920.

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

During the six-months ended June 30, 2011, total assets increased by $4.1 million or approximately 2.5%.  This change reflected net loan growth of $14.3 million, a decrease of $6.3 million in cash and equivalents, a decrease of $0.3 million in other assets and the decline of $2.7 million in investment securities.  A $0.9 million decrease in other real estate owned is discussed in detail under “Allowance for Loan Losses” above.

For the quarter ended June 30, 2011, total deposits increased $3.0 million and other borrowings increased $0.1 million.

The composition of the balance sheet has changed to include 7.0% liquid assets, cash and cash equivalents and securities, compared to 12.7% as of December 31, 2010.  Management utilized liquid assets and increased term deposits to fund loan growth during the first six months of 2011.  The Company shifted lower yielding liquid assets into higher yielding loans.  This effort was intended to increase the earnings capacity of the Company’s balance sheet while limiting total asset growth during the six-months ended June 30, 2011.

	Choice Bancorp, Inc.
	Consolidated		Choice Bank

	June 30, 2011		December 31, 2010

Assets	Dollar Amount	%	Dollar Amount	%

Cash and equivalents	$ 2,741,127	1.63%	$ 9,091,935	5.55%
Securities available for sale	9,084,165	5.41%	11,762,431	7.18%
Loans held for sale	620,000	0.37%	638,131	0.39%
Loans	151,502,873	90.28%	137,187,579	83.81%
Other real estate owned	1,042,200	0.62%	1,892,200	1.16%
Other assets	2,835,479	1.69%	3,125,598	1.91%

Total Assets	$ 167,825,844	100.00%	$ 163,697,874	100.00%

Liabilities and Equity

Deposits	$ 153,773,646	91.63%	$ 150,818,896	92.13%
Borrowed funds	145,000	0.08%	0	0.00%
Other liabilities	736,248	0.44%	623,533	0.38%
Stockholders' equity	13,170,950	7.85%	12,255,445	7.49%

Total Liabilities and Equity	$ 167,825,844	100.00%	$ 163,697,874	100.00%

Loans

As shown in the table below, gross loans increased $14.8 million from December 31, 2010 to June 30, 2011.  The primary source for new loans has been the commercial real estate and residential real estate market segments.  The Bank intends to continue to pursue loan opportunities without sacrificing prudent underwriting standards.

The Bank has managed its loan portfolio to achieve diversification, both in types of loans made and location. The Bank has bought and sold participations in commercial and commercial real estate loans with banks in other parts of Wisconsin and in Minnesota. The participation loans purchased are underwritten to the same standards as those imposed upon loans made by the Bank in its market area, with the lone exception of the “face-to-face” meeting between the borrower and the Bank’s loan officer. Fifteen and thirty-year fixed-rate mortgage loans are sold in the secondary market, with servicing released to the purchaser. The components of the  loan portfolio at June 30, 2011 and December 31, 2010 are summarized as follows:

Type of Loans	June 30, 2011%		December 31, 2010%

Commercial	$ 25,718,692	16.59%	$ 26,428,301	18.84%
Real estate:
Commercial	70,364,762	45.38%	62,208,710	44.36%
Residential	37,035,957	23.89%	32,477,382	23.16%
Construction & Development	14,050,451	9.06%	11,514,963	8.21%
Second Mortgages	1,821,212	1.18%	1,903,147	1.36%
Equity lines of credit	5,492,123	3.54%	5,059,613	3.61%
Consumer	565,011	0.36%	641,195	0.46%
Subtotals	155,048,208	100.00%	140,233,311	100.00%

Allowance for loan losses	3,545,335	2.29%	3,045,732	2.17%
Loans, net	$ 151,502,873	97.71%	$ 137,187,579	97.83%

As of June 30, 2011, approximately 45% of loans were made to finance commercial real estate, approximately 17% of loans were made to finance commercial enterprises, and approximately 24% of loans were made to finance residential property.  There were no other loan categories that exceeded 10% of total loans as of June 30, 2011.

Investments

The estimated fair market value of the investment portfolio as of June 30, 2011 was $9,084,165 including a pre-tax unrealized gain of $359,891.  As of December 31, 2010, estimated fair market value was $11,762,431 including pre-tax unrealized gain of $309,771.  There were no significant pre-tax unrealized losses at June 30, 2011 and December 31, 2010.

The Company’s investment strategies are aimed at maximizing income, preserving principal, managing interest rate risk, and avoiding credit risk.  Although the Company has no immediate plans to sell any securities, all investments are classified as “available for sale.”  This classification strengthens the Company’s liquidity position by allowing management the flexibility to sell securities in the future should conditions change.

The following table sets forth information regarding the scheduled maturities for the Company’s investment securities as of June 30, 2011, by contractual maturity.  The maturities of the mortgage-backed securities are the stated maturity date of each security.  The table does not take into consideration the effects of scheduled payments or possible payoffs.

			After 1 Year		After 5 Year
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years

(In thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

At June 30, 2011:

US Agency Securities	$ 1,559	4.36%	$ 0	0.00%	$ 1,501	1.84%	$ 0	0.00%
Municipal Securities	2,336	3.51%	1,931	5.49%	552	5.20%	0	0.00%
Mortgage Backed Securities	0	0.00%	1,205	4.84%	0	0.00%	0	0.00%
Corporate Securities	0	0.00%	0	0.00%	0	0.00%	0	0.00%
Total	$ 3,895	3.85%	$ 3,136	5.24%	$ 2,053	2.74%	$ 0	0.00%

	Totals

(In thousands)	Amount	Yield

At June 30, 2011:

US Agency Securities	$ 3,060	3.13%
Municipal Securities	4,819	4.50%
Mortgage Backed Securities	1,205	4.84%
Corporate Securities	0	0.00%
Total	$ 9,084	4.08%

Deposits

During the six-month period ended June 30, 2011, deposits increased $3.0 million or 1.96%, compared to December 31, 2010.

Noninterest-bearing deposits increased $0.8 million, or 11.6%, during the first six months of 2011.  Management believes that some of this increase may be temporary as deposit customers evaluate other investment options.

Interest-bearing deposits increased by $2.2 million during the six-month period ended June 30, 2011.  Certificates of deposit balances increased $8.1 million, or 9.6%, offset by a $6.9 million, or 12.8% decrease in money market accounts during this period.  Interest bearing checking and savings balances increased about $1.0 million, or 14.9%, for the six months ended June 30, 2011.

The decline in money market balances is attributable to management’s effort to reduce reliance on these deposits.  Management targeted term deposit growth to secure stable deposit funds and to reduce short-term interest rate risk.

The $8.1 million increase in certificates of deposit during the first six months of 2011 includes a $7.5 million increase in brokered deposits and a $0.6 million increase in local customer deposits.  Management monitors funding provided by non-core funding sources, such as brokered deposits, to ensure compliance with the Company’s Asset and Liability Management Policy.

The table below shows the deposit breakdown by dollar balance and percentage of total deposits as of June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010

Deposits	Dollars	%	Dollars	%

Non interest-bearing deposits	$ 7,513,467	4.88%	$ 6,730,342	4.46%
Interest-bearing demand	3,351,781	2.18%	3,109,973	2.06%
Money market accounts	46,698,583	30.37%	53,571,610	35.52%
Savings accounts	3,963,974	2.58%	3,257,156	2.16%
Certificates of deposit less than $100,000	36,227,121	23.56%	36,762,000	24.38%
Certificates of deposit $100,000 and greater	56,018,720	36.43%	47,387,815	31.42%
	$ 153,773,646	100.00%	$ 150,818,896	100.00%

The following table shows a breakdown by dollar amount and maturity of certificates of deposit as of June 30, 2011.

	Certificates	Certificates
	of Deposit	of Deposit
	Less Than	$100,000
	$100,000	and Greater	Total

Due three months or less	$ 6,235,361	$ 11,874,375	$ 18,109,736
Due more than three months to six months	2,614,564	5,159,361	7,773,925
More than six months to one year	12,876,477	6,357,812	19,234,289
Over one year	14,500,719	32,627,172	47,127,891

	$ 36,227,121	$ 56,018,720	$ 92,245,841

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

The Bank’s Asset Liability Committee (“ALCO”) is responsible for managing liquidity and interest rate risk. The Board of Directors has adopted a Liquidity Risk Management Policy which establishes a hierarchy of sources of funds the Bank would use in case of a liquidity crisis.

The Bank’s primary potential source of funds on a short-term basis is an overnight line of credit established with its correspondent bank. As of June 30, 2011, the Bank had access to a $10.4 million line of credit (of which $5.1 million is unsecured).  Nothing was drawn on this line of credit at June 30, 2011.  The highest amount outstanding under the line of credit in the quarter ended June 30, 2011 was $8.0 million.

The Bank relies primarily on local deposits to fund lending and investing operations. Besides the lines of credit mentioned above, the Bank has access to needed funds through brokered deposits, which represent deposits from outside of its market area. As of June 30, 2011, the Bank had third-party brokered deposits of $22.7 million compared to $15.7 million at December 31, 2010.  Another source the Bank has used to obtain deposits from outside of its market area is the CDARs One-way Buy program. As of June 30, 2011, the Bank has CDARs One-Way Buy funds of $4.5 million.  The Bank will consider judicious use of third-party brokered certificates of deposit in the future to supplement local deposits in order to fund loan growth.

The Bank also has $6.1 million of deposits in the CDARs Reciprocal Program. Those are local deposits transferred to other institutions to ensure complete FDIC coverage, with an equal amount transferred to the Bank from other financial institutions participating in the program. This program allows the Bank to retain local deposits in excess of the FDIC insurance amount, while providing full insurance coverage to its customers.

All deposits obtained through third-party deposit brokers or through the CDARS program are reported as brokered deposits in the Bank’s financial reports.  The Bank’s Asset-Liability Management Policy allows a maximum percentage of 30% brokered deposits to total deposits.  As of June 30, 2011 the percentage of brokered deposits to total deposits was 21.63%.

One measure of short-term interest rate risk is gap analysis, which compares the dollar amount of assets which can be re-priced in a certain time period to liabilities which can be re-priced in the same period. Theoretically, in a period of rising market interest rates, being asset sensitive (whereby more assets re-pricing than liabilities) is advantageous. The converse is true in a declining rate environment. The theoretical advantage is mitigated by the fact that borrowers refinance loans as rates decline, and certificate of deposit holders move to higher yielding CD’s in a rising rate environment. The gap analysis is a tool that assists the ALCO in monitoring maturities and setting loan and deposit rates. As of June 30, 2011, the Bank is liability sensitive, meaning that it is better positioned in a declining interest rate environment.  Management has focused attention on reducing short-term sensitivity to rising interest rates by implementing strategies to extend deposit maturities and securing match-funding for larger credits.  Management will continue to manage assets and liabilities to minimize interest rate risk to the balance sheet.

Capital Resources

Management monitors the Company’s and the Bank’s capital levels and has not identified significant capital expenditure needs that would have an impact on capital requirements at this time.  As of June 30, 2011, the Bank’s Tier 1 risk-weighted capital ratio, total risk-weighted capital, and Tier 1 leverage ratio were in excess of regulatory minimums and the Bank was classified as “adequately capitalized”.  The Bank does not anticipate changes in the mix and relative costs of capital at this time.

Results of Operations

The following is a summary of operations for the periods indicated:

	Three months ended June 30,		Six months ended June 30,

	Choice		Choice
	Bancorp, Inc.		Bancorp, Inc.
	Consolidated	Choice Bank	Consolidated	Choice Bank
	2011	2010	2011	2010

Net interest income	$ 1,757,991	$ 1,083,953	$ 3,339,472	$ 2,084,174
Provision for loan loss	300,000	332,000	600,000	437,000
Non-interest income	78,798	203,504	159,034	400,329
Non-interest expense	988,460	1,019,006	2,017,944	1,828,561

	548,329	(63,549)	880,562	218,942
Income taxes	0	(10,082)	0	102,350

Net income	$ 548,329	$ (53,467)	$ 880,562	$ 116,592

Financial Ratios:

Return on average equity	17.00%	-1.23%	13.74%	1.32%
Return on average assets	1.35%	-0.16%	1.08%	0.18%
Average equity to average assets	7.96%	13.27%	7.85%	13.85%

Net income for the quarter ended June 30, 2011, was $548,329, an increase of $601,796 from a net loss of $53,467 for the corresponding period in 2010.  This increase was attributable to a $674,038 increase in net interest income and decreases of $32,000 in provision for loan losses and $30,546 in non-interest expense.  These improvements were partially offset by a $124,706 decrease in non-interest income.  Net income for the six-month period ended June 30, 2011 was $880,562, an increase of $763,970 compared to net income of $116,592 for the corresponding period in 2010.  The increase in year-to-date net income is attributed to a $1,255,298 increase in net interest income offset by a $241,295 decline in non-interest income, $189,383 rise in non-interest expense, and a $163,000 increase in provision for loan losses.

A $300,000 provision for loan loss was charged to earnings for the second quarter of 2011, versus a $332,000 provision taken during the second quarter of 2010.  Year to date through June 30, 2011, the provision for loan losses was $600,000 compared to $437,000 during the first six months of 2010.  Provision expense is determined based on management’s ongoing assessment of risk associated with the loan portfolio.  The higher provision posted for the second quarter and year to date periods is also reflective of the growth in total loans.  The loan portfolio increased by $7.4 million or 5.12% during the three-month period ended June 30, 2011 and increased by $14.8 million or 10.4% for the six months ended June 30, 2011.

The Company did not report federal and state income tax expense for 2011 due to the offset of the deferred tax valuation allowance.  The zero tax expense for the three-months ended June 30, 2011 compares to a $10,082 tax credit for the corresponding period in 2010.  The reported tax benefit provided by the deferred tax valuation allowance resulted in a $102,350 decrease in tax expense for the six-months ended June 30, 2011 relative to the tax expense reported for the corresponding period in 2010.

Net Interest Income

Net interest income is the largest component of the Company’s operating income and represents the difference between interest earned on loans, investments and other interest-earning assets offset by the interest expense attributable to the deposits and borrowings that fund such assets.  Interest rate fluctuations, together with changes in the volume and types of earning assets and interest-bearing liabilities, combine to affect total net interest income.

Net interest income for the quarter ended June 30, 2011 was $1,757,991, an increase of $674,038, compared to $1,083,953 for the quarter ended June 30, 2010.  Net interest income for the six-months ended June 30, 2011 was $3,339,472, an increase of $1,255,298, compared to the $2,084,174 reported for the comparable period in 2010.  Management has managed the earning assets and interest-bearing liabilities to increase net interest performance under a prevailing low rate environment.  The following table provides a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

Comparison 3-Months Ended June 30, 2011 versus 2010:

Increase (Decrease) Due to Change In

	Average	Average	Total
	Balance	Rate	Change

Interest Income	$ 529,294	$ 111,297	$ 640,591
Interest Expense	167,786	(201,233)	(33,447)

Net Interest Income	$ 361,508	$ 312,530	$ 674,038

Comparison 6-Months Ended June 30, 2011 versus 2010:

Increase (Decrease) Due to Change In

	Average	Average	Total
	Balance	Rate	Change

Interest Income	$ 1,172,718	$ 59,593	$ 1,232,311
Interest Expense	405,828	(428,815)	(22,987)

Net Interest Income	$ 766,890	$ 488,408	$ 1,255,298

The increase in net interest income for the three-month period ended June 30, 2011 relative to the comparable period in 2010 is due to the combination of growth in earning assets and the increase in net interest spread.  Average earning assets held during the second quarter of 2011 were $39.4 million greater than the average earning assets held during the second quarter of 2010.  The growth in earning assets generated $529,294 in additional interest income and provided a $361,508 increase to net interest income when offset by $167,786 in interest expense resulting from the growth in deposit balances.  The increase in net interest spread between the three-month-periods ended June 30, 2011 and 2010 generated additional net interest income of $312,530 for the second quarter 2011.  The net interest spread for the second quarter 2011 was 4.16% compared to net interest spread of 3.32% for the second quarter 2010.

The increase in net interest income for the six-month period ended June 30, 2011 relative to the comparable period in 2010 is also attributed to the combination of growth in earning assets and the increase in net interest spread.  Average earning assets held during the first six months of 2011 were $43.1 million greater than the average earning assets held during the first six months of 2010.  The growth in earning assets generated $1,172,718 in additional interest income and provided a $766,890 increase to net interest income when offset by $405,828 in interest expense resulting from the growth in deposit balances.  The increase in net interest spread between the six-month periods ended June 30, 2011 and 2010 generated additional net interest income of $488,408 for the year to date.  The net interest spread for the six-month period ended June 30, 2011 was $4.00% compared to net interest spread of 3.31% for the comparable period in 2010.

The improvement in net interest spread noted for the three and six-month periods ended June 30, 2011 is attributed to a rise in yield on earning assets combined with a reduction in the cost of funds.  The rise in yield on earning assets during the current year enabled the Company to generate additional net interest income of $111,297 for the second quarter and additional net interest income of $59,593 year-to-date.  The reduction in cost of funds during the current year enabled the company to generate additional net interest income of $201,233 for the second quarter and additional net interest income of $428,815 year-to-date.

Growth in volume of interest-earning assets and volume of interest-bearing liabilities contributed $361,508 of the increase in net interest income for the second quarter and contributed $766,890 for the six-months ended June 30, 2011, relative to the same periods for 2010.

The Bank’s average interest-earning assets of $162.2 million for the second quarter of 2011 yielded an average return of 5.67% compared to average interest-earning assets of $122.8 million and a 5.39% average return for the second quarter of 2010.  For the six months ended June 30, 2011, average earning assets and yield were $160.9 million and 5.56% respectively, compared to $117.8 million and 5.48% for the comparable period in 2010.

Interest-bearing liabilities averaged $142.1 million for the second quarter of 2011 and posted an average interest rate of 1.51%.  The average balance and average interest rate paid on interest-bearing liabilities were $109.7 million and 2.08% respectively, for the second quarter of 2010.  Year-to-date, average interest-bearing liabilities and average interest rate were $141.4 million and 1.56% respectively compared to $103.8 million and 2.17% for the comparable period in 2010.

Non-Interest Income

The following table reflects the various components of non-interest income for the three and six- month periods ending June 30, 2011 and 2010, respectively:

	Three months ended

Non-interest income	June 30, 2011	June 30, 2010	% Change

Loan document preparation fees	$ 15,489	$ 19,235	-19.5%
Other customer service fees	27,685	28,118	-1.5%

Total customer service fees	43,174	47,353	-8.8%

Secondary market fees	30,126	53,451	-43.6%

Rental income on other real estate	5,498	102,700	-94.6%

Total non-interest income	$ 78,798	$ 203,504	-61.3%

	Six months ended

Non-interest income	June 30, 2011	June 30, 2010	% Change

Loan document preparation fees	$ 29,327	$ 40,825	-28.2%
Other customer service fees	58,658	57,713	1.6%

Total customer service fees	87,985	98,538	-10.7%

Secondary market fees	65,551	98,063	-33.2%

Rental income on other real estate	5,498	203,728	-97.3%

Total non-interest income	$ 159,034	$ 400,329	-60.3%

Non-interest income decreased $124,706, or 61.3%, for the three months ended June 30, 2011 versus the comparable period in 2010.  For the six-month period ended June 30, 2011 non-interest income decreased $241,295, or 60.3% relative to the comparable period in 2010.

A decline in rental income on other real estate owned had the most notable impact on non-interest income for both periods.  Rental income on other real estate owned decreased $97,202 for the second quarter and $198,230 for the year-to-date period ended June 30, 2011 relative to the same periods for 2010.  The OREO property that generated rental income in 2010 was sold in December 2010.  The rental income for the second quarter ended June 30, 2011 was generated on a smaller property.

A decline in secondary market fees also had an impact on non-interest income for both periods.  Secondary market fees, which are heavily tied to mortgage financing volume, decreased $23,325 for the second quarter and $32,512 for the year-to-date 2011 relative to the same periods for 2010.  Mortgage financing activity has declined during 2011 compared to financing activity experienced during the same period in 2010.

Non-Interest Expense

The following table reflects the various components of non-interest expense for the three months ended June 30, 2011 and 2010, respectively.

	Three months ended

Non-interest expense	June 30, 2011	June 30, 2010	% Change

Salaries and benefits	$ 538,745	$ 564,195	-4.5%
Occupancy and equipment	88,470	93,281	-5.2%
Data processing	30,291	54,207	-44.1%
Marketing	10,773	26,334	-59.1%
Legal fees	27,093	86,579	-68.7%
Professional fees	95,831	55,696	72.1%
FDIC Premium	85,979	36,902	133.0%
Director Fees	18,750	18,750	0.0%
Other operating expenses	92,528	83,062	11.4%

	$ 988,460	$ 1,019,006	-3.0%

	Six months ended

Non-interest expense	June 30, 2011	June 30, 2010	% Change

Salaries and benefits	$ 1,074,289	$ 1,012,447	6.1%
Occupancy and equipment	182,798	199,267	-8.3%
Data processing	62,626	99,822	-37.3%
Marketing	18,768	38,830	-51.7%
Legal fees	46,355	107,463	-56.9%
Professional fees	157,423	109,703	43.5%
FDIC Premium	170,337	85,009	100.4%
Director Fees	37,500	37,500	0.0%
Loss on devaluation of other assets	100,000	0	N/A
Other operating expenses	167,848	138,520	21.2%

	$ 2,017,944	$ 1,828,561	10.4%

Non-interest expense decreased $30,546, or 3.0%, for the three months ended June 30, 2011 versus the comparable period in 2010.  For the six-month period ended June 30, 2011 non-interest expense increased $189,383, or 10.4% relative to the comparable period in 2010.

For the three-months ended June 30, 2011, salaries and benefits decreased $25,450 relative to the same period for 2010.  Salaries for 2010 included a $90,000 severance payment to a former employee.

For the six-month period ended June 30, 2011, a $100,000 loss was incurred related to the devaluation of an investment held in other assets.  The loss was recognized during the first quarter of 2011 based on a determination of permanent loss of value in the underlying investment.

An increase in FDIC premiums had an impact on non-interest expense for both periods.  FDIC premium expense increased $49,077 for the second quarter and $85,328 for the six-months ended June 30, 2011 relative to the same periods for 2010.  FDIC premium expense increased during 2011 due to deposit growth and a rise in the Bank’s assessment rate.

A decline in legal fees had an impact on non-interest expense for both periods.  Legal fees decreased $59,486 for the second quarter and $61,108 for the six-months ended June 30, 2011 relative to the same periods for 2010.  Legal expense for the related periods in 2010 included costs associated with the formation of the bank holding company.

A decline in data processing expense had an impact on non-interest expense for both periods.  Data processing costs decreased $23,916 for the second quarter and $37,196 for the six-months ended June 30, 2011 relative to the same periods for 2010.  The renegotiation of a major vendor contract provided much of the savings reported for 2011 relative to the comparable periods for 2010.

Off-Balance Sheet Arrangements

The Bank has no material off-balance sheet arrangements, other than the Bank’s commitments to extend credit and unfunded commitments.  At June 30, 2011, the Bank had commitments to extend credit and unfunded commitments of approximately $6.6 million and $11.1 million, respectively.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The disclosure contemplated by Item 3 is not required because the Bank qualifies as a smaller reporting company.

ITEM 4. Controls and Procedures

As reported in the Bank's Annual Report on Form 10-K for the year ended December 31, 2010 (the "2010 Form 10-K"), the Chief Executive Officer and Chief Financial Officer identified a material weakness as of December 31, 2010 in the Bank's internal controls over its financial reporting processes. The material weakness related to the failure of the Bank's internal controls to provide a proper and timely review and reporting of the Bank's asset quality and the valuation of OREO properties necessary for the Board of Directors to evaluate and establish the ALL and take adequate provision with respect thereto. In the 2010 Form 10-K the Bank reported that it intended, subsequent to the date thereof, to engage an outside professional consultant to conduct a review of the Bank's system of internal controls and procedures and assist management in making any changes appropriate to remedy the material weakness and any other deficiencies and to improve the design of such system to assure the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. As of the date of this Report, management believes that the material weakness identified in the 2010 Form 10-K continues to exist, although the Company continues to pursue the steps noted above, including engagement of an outside consulting firm, to assist the Company in remediating the identified weakness and improving the design of its system of internal controls and procedures.  Management expects that the material weakness will be substantially remediated prior to the end of 2011, although there can be no assurance that management will be successful in such remedial efforts by that date, or at all.

As of the end of the period covered by this quarterly report on Form 10-Q for the quarter ended June 30, 2011, the Company carried out an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e) and 15d-15(e).

Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of the end of the fiscal quarter covered by this report, such disclosure controls and procedures were reasonably designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance in achieving the desired control objectives and in reaching a reasonable level of assurance the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2011 that materially affected, or were reasonably likely to materially affect, its internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

The Bank may from time to time be engaged in routine litigation incidental to its business.  There are, however, presently no proceedings pending or contemplated which, in the Company’s opinion, would have a material adverse effect on its consolidated financial position.

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

Subsequent Events have been evaluated through the date the financial statements are filed with the Securities and Exchange Commission.

ITEM 6. Exhibits

Exhibit Number

Description

31.1

Rule 302 Certification of Principal Executive Officer

31.2

Rule 302 Certification of Principal Financial Officer

32.1

Rule 1350 Certification by Chief Executive Officer and Chief Financial Officer

101

Interactive Data Filer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE BANCORP, INC.

Date:	August 15, 2011	/s/ J. Scott Sitter
J. Scott Sitter
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 15, 2011	/s/ John F. Glynn
John F. Glynn
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)