Form 10-Q
period 2011-09-30
CHOICE BANCORP, INC.
filed 2011-11-14
CIK 1487623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Not Applicable
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

Yes ☐   No ☒

Number of outstanding shares of common stock as of November 10, 2011: 2,160,620 shares.

EXPLANATORY NOTE

This document is intended to speak as of September 30, 2011, except as otherwise noted.

FORM 10-Q TABLE OF CONTENTS

Page #
Part I – Financial Information
Item 1 Financial Statements (Unaudited)
Consolidated Balance Sheet of Choice Bancorp, Inc. as of September 30, 2011 and Balance Sheet of Choice Bank as of December 31, 2010	3
Consolidated Statement of Income of Choice Bancorp, Inc. for the Three and Nine Months Ended September 30, 2011 and Statement of Income of Choice Bank for the Three and Nine Months Ended September 30, 2010	4
Consolidated Statement of Stockholders’ Equity of Choice Bancorp, Inc. for the Nine Months Ended September 30, 2011 and Statement of Stockholders’ Equity of Choice Bank for the Nine Months Ended September 30, 2010	5
Consolidated Statement of Cash Flows of Choice Bancorp, Inc. for the Nine Months Ended September 30, 2011 and Statement of Cash Flows of Choice Bank for the Nine Months Ended September 30, 2010	6
Notes to Interim Consolidated Financial Statements (Unaudited)	7
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3 Quantitative and Qualitative Disclosures About Market Risk	43
Item 4 Controls and Procedures	44
Part II – Other Information
Item 1 Legal Proceedings	45
Item 1A Risk Factors	45
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3 Defaults Upon Senior Securities	45
Item 5 Other Information	45
Item 6 Exhibits	46
Signatures	47

Item 1. Financial Statements

Choice Bancorp, Inc.
Choice Bank

Balance Sheets
Unaudited

	Choice Bancorp, Inc.
	Consolidated	Choice Bank

	September 30, 2011
Assets	(Unaudited)	December 31, 2010

Cash and due from banks	$ 1,128,715	$ 2,653,935
Federal funds sold	3,233,000	6,438,000

Cash and cash equivalents	4,361,715	9,091,935

Securities available for sale	9,615,602	11,762,431
Loans held for sale	231,000	638,131
Loans, net	157,089,205	137,187,579
Premises and equipment, net	1,512,800	1,598,681
Other real estate owned	1,042,200	1,892,200
Other assets	1,317,059	1,526,917

TOTAL ASSETS	$ 175,169,581	$ 163,697,874

Liabilities and Stockholders' Equity

Liabilities:
Non-interest bearing deposits	$ 9,116,552	$ 6,730,342
Interest bearing deposits	151,079,358	144,088,554

Total deposits	160,195,910	150,818,896
Other borrowings	290,000	0
Other liabilitites	886,431	623,533

Total Liabilities	161,372,341	151,442,429

Stockholders' equity:
Common Stock - $1 par value:
Authorized - 3,177,000 shares
Issued and outstanding - 2,160,620 shares	2,160,620	2,160,620
Additional paid-in capital	20,448,977	20,441,866
Accumulated deficit	(9,021,518)	(10,534,452)
Accumulated other comprehensive income	209,161	187,411

Total stockholders' equity	13,797,240	12,255,445

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 175,169,581	$ 163,697,874

See Accompanying Notes to Financial Statements

Choice Bancorp, Inc.
Choice Bank

Statements of Income
Unaudited

	Choice Bancorp, Inc.		Choice Bancorp, Inc.
	Consolidated	Choice Bank	Consolidated	Choice Bank

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Statements of Income	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Interest and dividend income:
Loans, including fees	$ 2,300,930	$ 1,852,288	$ 6,565,016	$ 4,916,334
Securities - taxable	81,746	93,935	250,755	230,072
Federal funds sold	561	1,107	2,305	3,452

Total interest and dividend income	2,383,237	1,947,330	6,818,076	5,149,858

Interest expense:
Deposits	542,208	640,677	1,628,781	1,758,300
Borrowed funds	4,116	241	12,910	972

Total interest expense	546,324	640,918	1,641,691	1,759,272

Net interest income, before provision for loan losses	1,836,913	1,306,412	5,176,385	3,390,586
Provison for loan losses	300,000	378,000	900,000	815,000

Net interest income, after provision for loan losses	1,536,913	928,412	4,276,385	2,575,586

Non-interest income:
Service fees	57,931	65,988	145,916	164,526
Secondary market fees	55,657	82,944	121,208	181,007
Rental income	5,253	70,500	10,751	274,228

Total non-interest income	118,841	219,432	277,875	619,761

Non-interest expense:
Salaries and employee benefits	530,847	555,267	1,605,136	1,567,714
Occupancy and equipment	83,485	92,422	266,283	291,689
Data processing	38,131	60,416	100,757	160,238
Professional services	105,336	110,322	309,114	327,488
Marketing	10,686	34,027	29,454	72,857
Other investment write-down	0	0	100,000	0
Other	254,897	151,996	630,582	413,025

Total non-interest expenses	1,023,382	1,004,450	3,041,326	2,833,011

Income before income taxes	632,372	143,394	1,512,934	362,336
Provision for income taxes	0	71,338	0	173,688

Net Income	$ 632,372	$ 72,056	$ 1,512,934	$ 188,648

Earnings per share - basic and diluted	$ 0.29	$ 0.03	$ 0.70	$ 0.09

See Accompanying Notes to Financial Statements

Choice Bancorp, Inc.
Choice Bank

Statements of Stockholders' Equity
Unaudited

					Accumulated
			Additional Paid-		Other	Total
	Common Stock		In-Capital-	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Common Stock	Deficit	Income	Equity

Choice Bank

Balance at January 1, 2010	2,160,620	$ 2,160,620	$ 20,430,838	$ (5,451,796)	$ 249,014	$ 17,388,676

Comprehensive income:

Net income				188,648		188,648

Unrealized loss on
securities available for sale,
net of tax					11,184	11,184

Total comprehensive
income						199,832

Options and warants
compensation expense			8,208			8,208

Balance at September 30, 2010	2,160,620	$ 2,160,620	$ 20,439,046	$ (5,263,148)	$ 260,198	$ 17,596,716

Choice Bancorp, Inc.
Consolidated

Balance at January 1, 2011	2,160,620	$ 2,160,620	$ 20,441,866	$ (10,534,452)	$ 187,411	$ 12,255,445

Comprehensive income:

Net income				1,512,934		1,512,934

Unrealized gain on
securities available for sale,
net of tax					21,750	21,750

Total comprehensive
income						1,534,684

Options and warants
compensation expense			7,111			7,111

Balance at September 30, 2011	2,160,620	$ 2,160,620	$ 20,448,977	$ (9,021,518)	$ 209,161	$ 13,797,240

See Accompanying Notes to Financial Statements

Choice Bancorp, Inc.
Choice Bank

Statements of Cash Flows
Unaudited
	Choice Bancorp, Inc.
	Consolidated	Choice Bank

	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010

Cash flows from operating activities:
Net income	$ 1,512,934	$ 188,648

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation of premises and equipment	89,031	121,428
Provision for loan losses	900,000	815,000
Compensation expense for options	7,111	8,208
Net amortization (accretion) of securities	30,949	(629)
Credit for deferred taxes	0	256,514
Changes in operating assets and liabilities :
Loans held for sale	407,131	(276,567)
Other assets	209,858	(31,004)
Other liabilities	248,699	31,444

Net cash provided by operating activities	3,405,713	1,113,042

Cash flows from investing activities:
Purchases of securities available for sale	(4,574,005)	(6,098,191)
Proceeds from maturities and pre-payments of securities
available for sale	6,725,834	500,114
Loan originations and principal collections, net	(19,951,626)	(27,723,755)
Purchases of premises and equipment	(3,150)	(23,186)

Net cash used in investing activities	(17,802,947)	(33,345,018)

Cash flows from financing activities:
Net increase in deposits	9,377,014	40,091,498
Net increase in other borrowings	290,000	0

Net cash provided by financing activities	9,667,014	40,091,498

Net increase (decrease) in cash and cash equivalents	(4,730,220)	7,859,522
Cash and cash equivalents at beginning	9,091,935	1,462,962

Cash and cash equivalents at end	$ 4,361,715	$ 9,322,484

Supplemental cash flow information:

Cash paid during the year for interest:	$ 1,649,415	$ 1,770,872

Noncash investing and financing activities:
Transfer of loans to foreclosed assets	$ 0	$ 2,127,280
Transfer of foreclosed assets to loans	$ 850,000	$ 0

See Accompanying Notes to Financial Statements

Choice Bancorp, Inc.

Selected Notes to Interim Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Choice Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to general practices within the banking industry for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. They should be read in conjunction with the audited financial statements of the Company’s wholly-owned subsidiary, Choice Bank (the “Bank”), which was acquired by the Company in a reorganization transaction (“Reorganization Transaction”) completed as of March 10, 2011 (the “Reorganization Date”), included in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for fair presentation have been included. The results of operations for the three-month and nine-month periods ended September 30, 2011 are not necessarily indicative of the results which may be expected for the entire year.

The preparation of the financial statements in conformity with the above-mentioned accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of, and for the three-month and nine-month periods ended September 30, 2011 and September 30, 2010. Actual results could vary from those estimates.

The balance sheet as of December 31, 2010 and the statement of income, statement of stockholders’ equity, and statement of cash flows for the three-month and nine-month periods ended September 30, 2010 represent the financial position and results of the Bank only, prior to its acquisition by the Company in the Reorganization Transaction.

Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current period.

Note 2 – Earnings per Share

Basic earnings per share represents net income divided by the weighted average number of shares outstanding during the period.  Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the potential dilutive effect of vested stock options and organizer and shareholder warrants.  For the three-month and nine-month periods ending September 30, 2011, there is no dilutive effect because the average market prices of $6.74 and $6.71, respectively were less than the strike prices of $10 per share for options and organizer warrants and $12.50 per share for shareholder warrants.  For the three-month and nine-month periods ending September 30, 2010, there is no dilutive effect because the average market prices of $8.05 and $8.02, respectively were less than the strike prices of $10 per share for options and organizer warrants and $12.50 per share for shareholder warrants.  The calculation of basic and diluted income per share is presented below:

	Three Months Ended September 30,

	2011	2010

Net income	$ 632,372	$ 72,056
Average shares outstanding	2,160,620	2,160,620

Basic and dilutive net income per share	$ 0.29	$ 0.03

	Nine Months Ended September 30,

	2011	2010

Net income	$ 1,512,934	$ 188,648
Average shares outstanding	2,160,620	2,160,620

Basic and dilutive net income per share	$ 0.70	$ 0.09

Note 3- Comprehensive Income

The Bank’s only item comprising “Accumulated other comprehensive income” is net unrealized gains or losses on investment securities available for sale, net of applicable taxes.

Note 4- Loan Impairment and Loan Losses

Activity in the allowance for loan losses for the nine-month period ending September 30, 2011 is shown in the following table:

(Dollars in thousands)	September 30, 2011

	Commercial	Real Estate	Other	Total
Allowance for loan losses:
Balance, beginning of period	$ 1,130	$ 1,904	$ 11	$ 3,045
Charge-offs	0	99	0	99
Recoveries	0	0	0	0
Provision	171	727	2	900
Balance, end of period	$ 1,301	$ 2,532	$ 13	$ 3,846

Ending Balance: Individually evaluated for impairment	$ 0	$ 0	$ 0	$ 0

Ending Balance: Collectively evaluated for impairment	$ 1,301	$ 2,532	$ 13	$ 3,846

(Dollars in thousands)	September 30, 2011

	Commercial	Real Estate	Other	Total
Loans evaluated for impairment:

Individually	$ 6,359	$ 9,786	$ 0	$ 16,145
Collectively	22,006	122,091	693	144,790

Total	$ 28,365	$ 131,877	$ 693	$ 160,935

Activity in the allowance for loan losses for the year ended December 31, 2010 is shown in the following table:

(Dollars in thousands)	December 31, 2010

	Commercial	Real Estate	Other	Total
Allowance for credit losses:
Balance, beginning of period	$ 730	$ 1,240	$ 153	$ 2,123
Charge-offs	673	1,120	2	1,795
Recoveries	127	0	0	127
Provision	946	1,784	(140)	2,590
Balance, end of period	$ 1,130	$ 1,904	$ 11	$ 3,045

Ending Balance: Individually evaluated for impairment	$ 277	$ 45	$ 0	$ 322

Ending Balance: Collectively evaluated for impairment	$ 853	$ 1,859	$ 11	$ 2,723

(Dollars in thousands)	December 31, 2010

	Commercial	Real Estate	Other	Total
Loans evaluated for impairment:

Individually	$ 9,789	$ 110	$ 0	$ 9,899
Collectively	16,639	113,054	641	130,334

Total	$ 26,428	$ 113,164	$ 641	$ 140,233

The following is a summary of information pertaining to impaired loans:

September 30, 2011

(Dollars in thousands)	Commercial	Real Estate	Total

Impaired loans with no allowance	$ 2,278	$ 1,970	$ 4,248
Impaired loans with allowance	0	0	0
Total impaired loan balance	$ 2,278	$ 1,970	$ 4,248

Specific reserve	$ 0	$ 0	$ 0
YTD Average balance	$ 291	$ 1,594	$ 1,885

December 31, 2010

(Dollars in thousands)	Commercial	Real Estate	Total

Impaired loans with no allowance	$ 0	$ 0	$ 0
Impaired loans with allowance	745	110	855
Total impaired loan balance	$ 745	$ 110	$ 855

Specific reserve	$ 277	$ 45	$ 322
2010 Average balance	$ 186	$ 110	$ 171

The impaired loans at September 30, 2011 represent eight loans.  Two of the loans totaling $2,278,000 are secured by equipment and inventory.  The remaining six loans totaling $1,970,000 are secured by real estate.  All but two impaired loans totaling $220,000 were performing and accruing interest at September 30, 2011.

While there is no specific reserve on impaired loans at September 30, 2011, a general reserve of $267,000 was allocated based on classification of these loans as impaired.

The impaired loans at December 31, 2010 represent five commercial loans.  Four of the loans totaling $745,000 were secured by equipment, accounts receivables, and inventory.  The remaining loan was secured by real estate.  All of the impaired loans at December 31, 2010 were performing and accruing interest.

GAAP accounting for contingencies requires recognition of a loss and disclosure of a loss contingency if two conditions are met.  First, information available prior to the issuance of financial statements indicates that an asset has been impaired. Management and the Board of Directors recognized that the above referenced loans at December 31, 2010 were impaired.  Second, the amount of loss can be reasonably estimated. For the impaired loans at December 31, 2010, the amount of potential loss was reasonably estimated and management believed that the specific reserve of $322,000 was appropriate.  The specific reserve for the impaired loans was based on the fair value of collateral.

The following is a summary of information pertaining to past due and nonaccruing loans:

	September 30, 2011

(Dollars in thousands)		Over 90 days	Total
	30 - 89 days	past due and	past due and	Current	Total
	past due	nonaccruing	nonaccruing	loans	loans

Commercial	$ 0	$ 0	$ 0	$ 28,365	$ 28,365
Real estate:
Commercial	0	140	140	73,265	$ 73,405
Residential	0	1,011	1,011	38,525	$ 39,536
Construction	0	0	0	11,529	$ 11,529
Second Mortgages	0	0	0	1,767	$ 1,767
Equity lines of credit	0	0	0	5,640	$ 5,640
Consumer	0	0	0	693	693

Total	$ 0	$ 1,151	$ 1,151	$ 159,784	$ 160,935

	December 31, 2010

(Dollars in thousands)		Over 90 days	Total
	30 - 89 days	past due and	past due and	Current	Total
	past due	nonaccruing	nonaccruing	loans	loans

Commercial	$ 48	$ 35	$ 83	$ 26,345	$ 26,428
Real estate:
Commercial	0	225	225	61,984	$ 62,209
Residential	0	0	0	32,477	$ 32,477
Construction	0	0	0	11,515	$ 11,515
Second Mortgages	0	0	0	1,903	$ 1,903
Equity lines of credit	0	0	0	5,060	$ 5,060
Consumer	0	0	0	641	641

Total	$ 48	$ 260	$ 308	$ 139,925	$ 140,233

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

Non-Business Purpose Loans

Non-business purpose loans are analyzed on a pass or fail basis.  These loans are presented either as performing or non-performing, separately from risk-graded loans.  See below for a description of non-performing loans.  All other non-business purpose loans are classified as performing.

Non-Performing Loans

Loans are reported as non-performing when principal or interest has been in default for a period of ninety-days or more or if the collection of interest is in question.  Both business purpose and non-business purpose loans are included in this category as appropriate.  Business purpose loans that are classified as non-performing are presented together with non-business purpose loans that are classified as non-performing, and separately from their risk-grade category.

The breakdown of loans by risk grades as of September 30, 2011 and December 31, 2010 is presented in the following tables:

	September 30, 2011

Risk Grade	Commercial	Real Estate	Consumer	Total

Grade - 1	$ 0	$ 0	$ 0	$ 0
Grade - 2	0	1,285	0	1,285
Grade - 3	564	1,070	0	1,634
Grade - 4	4,649	4,114	0	8,763
Grade - 5	14,944	83,604	0	98,548
Grade - 6	1,359	9,447	0	10,806
Grade - 7	490	0	0	490
Grade - 8	6,359	8,120	0	14,479
	$ 28,365	$ 107,640	$ 0	$ 136,005

Non-Graded
Performing	$ 0	$ 23,226	$ 693	$ 23,919
Non-performing	0	1,011	0	1,011

	$ 28,365	$ 131,877	$ 693	$ 160,935

	December 31, 2010

Risk Grade	Commercial	Real Estate	Consumer	Total

Grade - 1	$ 0	$ 0	$ 0	$ 0
Grade - 2	36	0	0	36
Grade - 3	1,196	7,840	0	9,036
Grade - 4	796	6,389	0	7,185
Grade - 5	12,882	68,018	0	80,900
Grade - 6	4,807	8,817	0	13,624
Grade - 7	2,618	3,057	0	5,675
Grade - 8	4,093	1,649	0	5,742
	$ 26,428	$ 95,770	$ 0	$ 122,198

Non-Graded
Performing	$ 0	$ 17,169	$ 641	$ 17,810
Non-performing	0	225	0	225

	$ 26,428	$ 113,164	$ 641	$ 140,233

The following is a summary of information pertaining to modified loans as of September 30, 2011:

Loan Modifications
As of September 30, 2011

	Number	Pre-Modification	Post-Modification	September 30, 2011	Related
	of Loans	Balance	Balance	Balance	Allowance

Commercial	4	$ 2,600	$ 2,600	$ 2,278	$ 228
Real Estate	4	2,037	1,982	1,970	39

	8	$ 4,637	$ 4,582	$ 4,248	$ 267

The loan modifications included reduction of contractual interest rates on six loans and deferral of principal payment on four loans.  The risk rating for the four commercial loans remained unchanged after modification.  The related allowance for loan loss for modified loans is consistent with the classification of pooled loans in the above table.

Note 5- Commitments and Contingencies

In the normal course of its business the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and unfunded commitments. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Bank’s balance sheets. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and unfunded commitments is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At September 30, 2011, the Bank had commitments to extend credit and unfunded commitments of approximately $1.5 million and $18.5 million, respectively.  At December 31, 2010, the Bank had commitments to extend credit and unfunded commitments of approximately $25.1 million and $9.8 million, respectively.

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

Note 6 – Share-based Compensation

The Choice Bank Stock Option Plan was approved by shareholders on July 11, 2006 and adopted by the Company on the Reorganization Date.  The Board of Directors reserved 360,000 shares of Company stock for use as option awards to officers and directors under the Plan.  As of September 30, 2011, 75,000 option awards have been granted to Bank officers including 45,000 options that have fully vested and 30,000 in non-vested options.  The options vest ratably over a three-year period, and have a ten-year life from the date of issuance.

During 2011, 5,000 options were issued, none of which were vested as of September 30, 2011.  As of September 30, 2011, 285,000 options remain available for future grants.

The fair value of stock options granted is estimated on the date of grant using a Black-Scholes option pricing model. The fair values of stock grants are amortized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense recognized for the three-month and nine-month periods ended September 30, 2011 totaled $2,492 and $7,111, respectively, and is included in personnel expense in the statement of income for the period.

Assumptions are used in estimating the fair value of stock options granted.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected volatility is based on the historical volatility of the Bank’s or the Company’s stock as applicable.  The following assumptions were used in estimating the fair value at date of issuance for options granted:

	January	March	March
	2010	2010	2011

Fair Value	$ 0.49	$ 0.46	$ 1.96
Stock Price	$ 8.25	$ 8.10	$ 5.25
Option Strike Price	$ 10.00	$ 10.00	$ 10.00
Maturity	10.0	10.0	10.0
Risk-free interest rate	0.06%	0.16%	0.98%
Volatility	10.00%	10.00%	43.38%

The Company has two types of warrants outstanding to purchase shares of common stock at September 30, 2011 and December 31, 2010. Initial shareholders in the Bank received warrants to purchase one share of common stock for every five shares of common stock purchased in the Bank’s initial common stock offering (“shareholder warrants”).  A total of 431,990 shareholder warrants were issued.  Originally, the shareholder warrants were exercisable at a price of $12.50 per share at any time until July 24, 2009.  On October 28, 2008, the Board of Directors extended the expiration date to July 24, 2012.  As part of the Reorganization Transaction, shareholder warrants to purchase Bank stock were converted into warrants to purchase Company stock at the same price.  As of September 30, 2011, 620 shareholder warrants had been exercised and 431,370 shareholder warrants remained outstanding.

The Bank’s organizers advanced funds and guaranteed loans for organizational and other pre-opening expenses. As consideration for the financial risk assumed, the organizers received warrants to purchase one share of common stock for every $10 placed at risk, up to a maximum of 11,250 warrants per organizer (“organizer warrants”).  A total of 213,750 organizer warrants have been issued. The organizer warrants are exercisable at a price of $10.00 per share at any time until July 24, 2016. The organizer warrants were accounted for in accordance with the fair value method and recognized as stock compensation included in start-up expenses at July 24, 2006. As part of the Reorganization Transaction, organizer warrants to purchase Bank stock were converted into warrants to purchase Company stock at the same price.  None of the organizer warrants had been exercised as of September 30, 2011.

Note 7 - Income Taxes

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

The Bank’s net deferred tax asset, resulting largely from its net operating loss carryforwards, was $2,985,983 as of September 30, 2011.  All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized.  Based on management’s consideration of the available evidence including historical losses which must be treated as substantial negative evidence and an uncertain economy and the potential effect on the Bank’s asset quality, a valuation allowance for the entire amount of the deferred tax asset was established in 2010 and is considered appropriate at September 30, 2011.

Note 8 – New Authoritative Accounting Guidance

ASU No. 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses," ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users' evaluation of (i) the nature of credit risk inherent in the entity's portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for loan losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a roll forward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans and credit quality indicators.  ASU 2010-20 became effective for the Bank's financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period are required for the Company's financial statements that include periods beginning on or after January 1, 2011. The adoption of this guidance did not have any impact on the Company's consolidated statement of income, its consolidated balance sheet, or its consolidated statement of cash flows as of and for the period ending September 30, 2011.

ASU No. 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 became effective for the Company on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011.  The adoption of this guidance did not have any impact on the Company’s consolidated statement of income, its consolidated balance sheet, or its consolidated statement of cash flows.

ASU No. 2011-03, “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. ASU 2011-03 will be effective for the Company on January 1, 2012 and is not expected to have a significant impact on the Company’s financial statements.

ASU 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

ASU 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment.” ASU 2011-08 amends Topic 350, “Intangibles – Goodwill and Other,” to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011, and is not expected to have any impact on the Company’s financial statements.

Note 9 – Fair Value Measurement

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

Information regarding the fair value of assets measured on a recurring basis at fair value as of September 30, 2011 and December 31, 2010 follows:

Assets measured on a recurring basis at:
September 30, 2011

Fair Value Measurements Using

Description	Fair Value	Level 1	Level 2	Level 3

Securities available for sale	$ 9,615,602	$ 0	$ 9,615,602	$ 0
Loans held for sale	231,000	0	231,000	0

	$ 9,846,602	$ 0	$ 9,846,602	$ 0

Assets measured on a recurring basis at:
December 31, 2010

Fair Value Measurements Using

Description	Fair Value	Level 1	Level 2	Level 3

Securities available for sale	$ 11,762,431	$ 0	$ 11,762,431	$ 0
Loans held for sale	638,131	0	638,131	0

	$ 12,400,562	$ 0	$ 12,400,562	$ 0

Information regarding the fair value of assets measured on a non-recurring basis at fair value as of September, 2011 and December 31, 2010 follows:

Assets measured on a non-recurring basis at:
September 30, 2011

Fair Value Measurements Using

Description	Fair Value	Level 1	Level 2	Level 3

Impaired Loans	$ 0	$ 0	$ 0	$ 0
Other real estate owned	1,042,200	0	1,042,200	0

	$ 1,042,200	$ 0	$ 1,042,200	$ 0

Assets measured on a non-recurring basis at:
December 31, 2010

Fair Value Measurements Using

Description	Fair Value	Level 1	Level 2	Level 3

Impaired Loans	$ 533,000	$ 0	$ 533,000	$ 0
Other real estate owned	1,892,200	0	1,892,200	0

	$ 2,425,200	$ 0	$ 2,425,200	$ 0

No impaired loans were reported as of September 30, 2011. Impaired loans with a carrying amount of $855,000 at December 31, 2010 were determined to have a fair value of $533,000 based on the fair value of the collateral securing the loans.  As a result, the Bank allocated specific reserves in the amount of $322,000 for impaired loans as of December 31, 2010.

Other real estate owned is recorded at fair value at the date of acquisition.  Subsequent valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value less cost to sell.  The fair value of other real estate owned was $1,042,200 as of September 30, 2011 and $1,892,000 as of December 31, 2010.  No expenses related to devaluation of other real estate have been incurred for the three-month and nine-month periods ended September 30, 2011.

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

The applicable standards exclude certain financial instruments from their disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.  The Bank estimates fair value of all financial instruments regardless of whether such instruments are measured at fair value. The following methods and assumptions were used by the Bank to estimate fair value of instruments not previously discussed.

Cash and cash equivalents – Fair value approximates the carrying value

Loans – Fair value of variable rate loans that re-price frequently is equal to carrying value. Fair value of other loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings. Fair value of impaired and other non-performing loans is estimated using discounted expected future cash flows or the fair value of underlying collateral, if applicable.

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

Other Borrowings – Due to the short-term nature of other borrowings held by the Company, fair value approximates the carrying value.

The carrying value and estimated fair values of financial instruments as of September 30, 2011, and December 31, 2010 follows:

	September 30, 2011		December 31, 2010

		Estimated		Estimated
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets

Cash and cash equivalents	$ 4,361,715	$ 4,361,715	$ 9,091,935	$ 9,091,935
Securities available for sale	9,615,602	9,615,602	11,762,431	11,762,431
Loans held for sale	231,000	231,000	638,131	638,131
Loans, net	157,089,205	160,750,465	137,187,579	140,611,518
Accrued interest receivable	599,219	599,219	509,594	509,594

Total financial assets	$ 171,896,741	$ 175,558,001	$ 159,189,670	$ 162,613,609

Financial Liabilities

Deposits	$ 160,195,910	$ 160,971,482	$ 150,818,896	$ 151,490,301
Other borrowings	290,000	290,000	0	0
Accrued interest payable	186,404	186,404	188,195	188,195

Total financial liabilities	$ 160,672,314	$ 161,447,886	$ 151,007,091	$ 151,678,496

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

Management has reviewed the Bank’s operations for potential disclosure of information or financial statement impacts related to events occurring after September 30, 2011, but prior to the release of these financial statements.  Based on the results of this review, Management has determined that no subsequent event disclosures are required as of the release date.

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors, some of which are beyond the Company’s control.  Forward-looking statements are subject to significant risks and uncertainties and the Company’s actual results may differ materially from the results discussed in such forward-looking statements.  Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to, the factors set forth under “Risk Factors,” Item 1A of the Bank’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the FDIC on March 31, 2011 as well as Part II, Item 1A herein and any other risks identified in this Report.  New factors emerge from time to time, and it is not possible for the Company to predict which factor, if any, will materialize.  In addition, the Company cannot assess the potential impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The Reorganization

In May 2010, the Board of Directors of the Bank adopted, subject to shareholder approval, a plan to reorganize the Bank (the "Reorganization”) as a wholly owned subsidiary of the Company. At a special meeting held on August 3, 2010, the shareholders of the Bank adopted a resolution approving the Reorganization, subject to the satisfaction of certain conditions, including the receipt of all applicable regulatory approvals.  Such approvals were received in late February 2011.

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

Income Taxes

Deferred income taxes and liabilities are determined using the liability method.  Under this method deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the current enacted tax rates that will be in effect when these differences are expected to reverse.  Provision (credit) for deferred taxes is the result of changes in the deferred tax assets and liabilities.  A deferred tax valuation allowance is established if it is more likely than not that all or a portion of the deferred tax assets will not be realized.

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

Management’s Discussion & Analysis

The following discussion describes the Company’s consolidated results of operations for the three-month and nine-month periods ended September 30, 2011, as compared to the Bank’s results of operations for the three-month and nine-month periods ended September 30, 2010 and also compares the Company’s consolidated financial condition as of September 30, 2011 to the Bank’s financial condition at December 31, 2010.  Since the consummation of the Reorganization, the Company's sole asset is its investment in the Bank and the Company's operations are conducted solely through the Bank. Accordingly, management believes that comparisons of Company financial information on a consolidated basis for dates and periods from and after the March 10, 2011 Reorganization Date with financial information for the Bank for dates and periods prior to the Reorganization Date are appropriate and meaningful.

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

In addition to earning interest on loans and investments, the Bank earns income through fees charged to customers for services provided. These fees include the origination of long-term, fixed rate mortgage loans, which are sold with servicing released in the secondary market.

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

July 2006 thru December 2008			March 2009 thru September 2011

Date	Total Assets	% Growth	Date	Total Assets	% Growth

Jul-06	$ 20,824,545		Mar-09	$ 121,815,492	2%
Sep-06	$ 26,737,176	28%	Jun-09	$ 121,626,414	0%
Dec-06	$ 32,600,536	22%	Sep-09	$ 118,964,450	-2%
Mar-07	$ 39,447,477	21%	Dec-09	$ 120,807,482	2%
Jun-07	$ 44,966,989	14%	Mar-10	$ 122,940,295	2%
Sep-07	$ 58,190,302	29%	Jun-10	$ 147,394,234	20%
Dec-07	$ 71,851,968	23%	Sep-10	$ 161,221,291	9%
Mar-08	$ 86,699,212	21%	Dec-10	$ 163,697,874	2%
Jun-08	$ 92,258,664	6%	Mar-11	$ 159,438,965	-3%	[1]
Sep-08	$ 105,211,742	14%	Jun-11	$ 167,825,844	5%	[1]
Dec-08	$ 119,041,620	13%	Sep-11	$ 175,169,581	4%	[1]

[1] Reflects assets of the Company subsequent to the reorganization.

The graph and table above show that asset growth was significant during the Bank’s initial two and a half years of operation.  Asset growth slowed subsequent to December 31, 2008 as management curtailed lending in the recessionary environment.  However, the Bank took advantage of a special growth opportunity in April 2010 when it added another seasoned commercial lending officer with established ties to the Oshkosh community.  This addition had an immediate impact, enabling the Bank to increase total loans by about $32.2 million during the last three quarters of 2010.  Total asset growth for 2010 was $42.9 million or 35.5%.  Management has implemented a measured growth strategy for 2011 in accordance with the Bank’s capital management guidelines.  Total asset growth is $11.5 million or 7.0% for the nine-month period ended September 30, 2011.

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

Allowance for Loan Losses and Provision for Loan Losses

The provision for loan losses charged to earnings for the nine-month period ended September 30, 2011 was $900,000 compared to $815,000 for the same period in 2010.  Although the $900,000 provision represents an increase from the provision for the same period last year, it reflects the growth in total loans and the continued effect the state of the economy has had in the Bank’s market area.  As of September 30, 2011, the loan portfolio increased $20.7 million or 14.8% compared to the loan portfolio balance as of December 31, 2010.  The provision for loan losses for the nine-month period ended September 30, 2011 is supported by Management’s ongoing assessment of risk associated with the current loan portfolio.

In March 2011, the Bank sold a property held as Other Real Estate Owned (“OREO”) valued on its balance sheet at $850,000 for a total sales price of $1.2 million.  The Bank financed the sale under terms that defer recognition of the sale, including any gain, until sufficient loan payments are received under the installment method of accounting for sales of real estate.  In addition, the Bank is required to classify the loan as non-accruing until sufficient loan payments are received for conversion to full-accrual accounting.  Management expects that the loan will convert to full-accrual status in the first quarter 2012, but there can be no assurance that it will be able to do so at that time, or ever.

A summary of past due and non-accruing loans as of September 30, 2011 is reported in the table below:

			Over 90 days
			and
Past Due Loans	30 - 59 days	60 - 89 days	nonaccruing	Total

Principal balance	$ 0	$ 0	$ 1,151,339	$ 1,151,339
Number of loans	0	0	4	4
% of Gross Loans	0.00%	0.00%	0.73%	0.73%

Per Bank policy, and regulation, loans past due 90 days or more are placed on non-accrual status and all interest accrued up to that point is reversed out of interest income. In addition, loans less than 90 days past due will be classified as non-accrual if circumstances exist that jeopardize the borrower’s ability to meet contractual payment requirements.  No further interest accrues on any such loan as long as the loan remains in non-accrual status. Such loans are considered to be on a cash basis, so any payments received are recognized as principal reductions or as income depending upon the circumstances of the borrower. Even if payments reduce the delinquency to less than 90 days, the loan remains classified as non-accrual until all past due principal and interest is collected.

For the quarter ended September 30, 2011, interest payments of $15,373 were received on loans classified as non-accrual.  The amount of additional interest that would have been recorded as interest income had the non-accrual loans been current during the quarter ended September 30, 2011 is approximately $2,364.

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

The ALL is also subject to regulatory examinations and determinations as to its adequacy, which may take into account such factors as the methodology used to calculate the ALL and the size of the ALL in comparison to a group of peer banks identified by the regulators.  During their routine examinations of banks, regulatory agencies may require a bank to make additional provisions to its ALL when, in the opinion of the regulators, credit evaluations and ALL methodology differ materially from those of management.  While it is the Bank’s policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses that cannot be quantified precisely or attributed to particular loans or classes of loans.

Management is intent upon maintaining the quality of the loan portfolio. The Bank’s loan staff is constantly monitoring the performance of its loans, and working with borrowers to assist in finding solutions to potential problems.

Financial Condition

The breakdown of the Company’s and the Bank’s balance sheets at the dates indicated by dollar balances and percentage of total assets is shown below.

During the nine-months ended September 30, 2011, total assets increased by $11.5 million or approximately 7.0%.  This change reflected net loan growth of $19.9 million, a decrease of $4.7 million in cash and equivalents, a decrease of $2.1 million in investment securities, and decline of $1.6 million in other assets, including a $0.9 million decrease in other real estate owned as discussed in detail under “Allowance for Loan Losses” above.

For the nine months ended September 30, 2011, total deposits increased $9.4 million and other liabilities, including borrowings increased $0.6 million.

The composition of the balance sheet has changed to include 8.0% liquid assets, (cash and cash equivalents and securities), compared to 12.7% as of December 31, 2010.  Management utilized liquid assets and increased term deposits to fund loan growth during the first nine months of 2011.  The Company shifted lower yielding liquid assets into higher yielding loans.  This effort was intended to increase the earnings capacity of the Company’s balance sheet while limiting total asset growth during the nine-months ended September 30, 2011.

	Choice Bancorp, Inc.
	Consolidated		Choice Bank

	September 30, 2011		December 31, 2010

Assets	Dollar Amount	%	Dollar Amount	%

Cash and equivalents	$ 4,361,715	2.49%	$ 9,091,935	5.55%
Securities available for sale	9,615,602	5.49%	11,762,431	7.18%
Loans held for sale	231,000	0.13%	638,131	0.39%
Loans	157,089,205	89.68%	137,187,579	83.81%
Other real estate owned	1,042,200	0.60%	1,892,200	1.16%
Other assets	2,829,859	1.61%	3,125,598	1.91%

Total Assets	$ 175,169,581	100.00%	$ 163,697,874	100.00%

Liabilities and Equity

Deposits	$ 160,195,910	91.45%	$ 150,818,896	92.13%
Borrowed funds	290,000	0.17%	0	0.00%
Other liabilities	886,431	0.50%	623,533	0.38%
Stockholders' equity	13,797,240	7.88%	12,255,445	7.49%

Total Liabilities and Equity	$ 175,169,581	100.00%	$ 163,697,874	100.00%

Loans

As shown in the table below, gross loans increased $20.7 million from December 31, 2010 to September 30, 2011.  The primary source for new loans has been the commercial real estate and residential real estate market segments.  The Bank intends to continue to pursue loan opportunities when it is able to do so without sacrificing prudent underwriting standards.

The Bank has managed its loan portfolio to achieve diversification, both in types of loans made and location.  Fifteen-year and thirty-year fixed-rate mortgage loans are sold in the secondary market, with servicing released to the purchaser. The components of the loan portfolio at September 30, 2011 and December 31, 2010 are summarized as follows:

Type of Loans	September 30, 2011%		December 31, 2010%

Commercial	$ 28,365,119	17.63%	$ 26,428,301	18.84%
Real estate:
Commercial	73,405,580	45.61%	62,208,710	44.36%
Residential	39,536,183	24.57%	32,477,382	23.16%
Construction & Development	11,528,709	7.16%	11,514,963	8.21%
Second Mortgages	1,766,743	1.10%	1,903,147	1.36%
Equity lines of credit	5,639,586	3.50%	5,059,613	3.61%
Consumer	692,620	0.43%	641,195	0.46%
Subtotals	160,934,540	100.00%	140,233,311	100.00%

Allowance for loan losses	3,845,335	2.39%	3,045,732	2.17%
Loans, net	$ 157,089,205	97.61%	$ 137,187,579	97.83%

As of September 30, 2011, approximately 46% of loans were made to finance commercial real estate, approximately 18% of loans were made to finance commercial enterprises, and approximately 25% of loans were made to finance residential property.  There were no other loan categories that exceeded 10% of total loans as of September 30, 2011.

Investments

The estimated fair market value of the investment portfolio as of September 30, 2011 was $9,615,602 including a pre-tax unrealized gain of $345,720.  As of December 31, 2010, estimated fair market value was $11,762,431 including pre-tax unrealized gain of $309,771.  There were no significant pre-tax unrealized losses at September 30, 2011 or December 31, 2010.

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

The following table sets forth information regarding the scheduled maturities for the Company’s investment securities as of September 30, 2011, by contractual maturity.  The maturities of the mortgage-backed securities are the stated maturity date of each security.  The table does not take into consideration the effects of scheduled payments or possible payoffs.

			After 1 Year		After 5 Year
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years

(In thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

At September 30, 2011:

US Agency Securities	$ 1,327	4.44%	$ 0	0.00%	$ 1,500	1.26%	$ 501	1.00%
Municipal Securities	2,331	3.51%	2,247	4.86%	559	5.20%	0	0.00%
Mortgage Backed Securities	0	0.00%	1,151	4.84%	0	0.00%	0	0.00%
Corporate Securities	0	0.00%	0	0.00%	0	0.00%	0	0.00%
Total	$ 3,658	3.85%	$ 3,398	4.85%	$ 2,059	2.33%	$ 501	1.00%

	Totals

(In thousands)	Amount	Yield

At September 30, 2011:

US Agency Securities	$ 3,328	2.49%
Municipal Securities	5,137	4.29%
Mortgage Backed Securities	1,151	4.84%
Corporate Securities	0	0.00%
Total	$ 9,616	3.73%

Deposits

During the nine-month period ended September 30, 2011, deposits increased $9.4 million or 6.2%, compared to December 31, 2010.

Noninterest-bearing deposits increased $2.4 million, or 35.5%, during the first nine months of 2011.  Management believes that some of this increase may be temporary as deposit customers evaluate other investment options.

Interest-bearing deposits increased by $7.0 million during the nine-month period ended September 30, 2011.  Certificates of deposit balances increased $12.7 million, or 15.0%, offset by a $6.5 million, or 12.2% decrease in money market accounts during this period.  Interest bearing checking and savings balances increased about $0.8 million, or 13.1%, for the nine months ended September 30, 2011.

The decline in money market balances is attributable to management’s effort to reduce reliance on these deposits.  Management targeted term deposit growth to secure stable deposit funds and to reduce short-term interest rate risk.

The $12.7 million increase in certificates of deposit during the first nine months of 2011 includes a $2.1 million increase in brokered deposits and a $10.6 million increase in local customer deposits.  Management monitors funding provided by non-core funding sources, such as brokered deposits, to ensure compliance with the Company’s Asset and Liability Management Policy.

The table below shows the deposit breakdown by dollar balance and percentage of total deposits as of September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010

Deposits	Dollars	%	Dollars-$	%

Non interest-bearing deposits	$ 9,116,552	5.7%	$ 6,730,342	4.5%
Interest-bearing demand	3,313,467	2.1%	3,109,973	2.1%
Money market accounts	47,056,504	29.4%	53,571,610	35.5%
Savings accounts	3,890,287	2.4%	3,257,156	2.2%
Certificates of deposit less than $100,000	60,022,162	37.4%	52,421,242	34.7%
Certificates of deposit $100,000 and greater	36,796,938	23.0%	31,728,573	21.0%
	$ 160,195,910	100.0%	$ 150,818,896	100.0%

The following table shows a breakdown by dollar amount and maturity of certificates of deposit as of September 30, 2011.

	Certificates	Certificates
	of Deposit	of Deposit
	Less Than	$100,000
	$100,000	and Greater	Total

Due three months or less	$ 2,884,788	$ 7,184,692	$ 10,069,480
Due more than three months to six months	5,737,561	5,501,697	11,239,258
More than six months to one year	12,542,073	6,563,590	19,105,663
Over one year	38,857,740	17,546,959	56,404,699

	$ 60,022,162	$ 36,796,938	$ 96,819,100

Income Taxes

The Bank has a net operating loss carryforward of approximately $5.0 million that may be applied against future federal and state taxable income. If not used, these carryforwards will begin to expire on December 31, 2026 for federal tax purposes and on December 31, 2021 for Wisconsin tax purposes.

The Bank’s net deferred tax asset, resulting largely from its net operating loss carryforward, was $2,985,983 as of September 30, 2011.  All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized.  Based on management’s consideration of the available evidence including historical losses which must be treated as substantial negative evidence and an uncertain economy and the potential effect on the Bank’s asset quality, a valuation allowance for the entire amount of the deferred tax asset was established in 2010 and is considered appropriate at September 30, 2011.

Liquidity and Sensitivity

Interest rate risk is fundamental to the business of banking. Changes in interest rates can expose an institution to adverse shifts in the level of net interest income or other rate-sensitive income sources and impair the underlying value of its assets and liabilities.

The Bank’s Asset-Liability Committee (“ALCO”) is responsible for managing liquidity and interest rate risk. The Board of Directors has adopted a Liquidity Risk Management Policy which establishes a hierarchy of sources of funds the Bank would use in case of a liquidity crisis.

The Bank’s primary potential source of funds on a short-term basis is an overnight line of credit established with its correspondent bank. As of September 30, 2011, the Bank had access to an $11.0 million line of credit (of which $5.1 million is unsecured).  Nothing was drawn on this line of credit at September 30, 2011.  The highest amount outstanding under the line of credit in the quarter ended September 30, 2011 was $2.9 million.

The Bank relies primarily on local deposits to fund lending and investing operations. Besides the line of credit mentioned above, the Bank has access to needed funds through brokered deposits, which represent deposits from outside of its market area. As of September 30, 2011, the Bank had third-party brokered deposits of $22.7 million compared to $15.7 million at December 31, 2010.  Another source the Bank has used to obtain deposits from outside of its market area is the CDARs One-way Buy program. As of September 30, 2011, the Bank has CDARs One-Way Buy funds of $1.0 million.  The Bank will consider judicious use of third-party brokered certificates of deposit in the future to supplement local deposits in order to fund loan growth.

The Bank also has $4.1 million of deposits in the CDARs Reciprocal Program. Those are local deposits transferred to other institutions to ensure complete FDIC insurance coverage, with an equal amount transferred to the Bank from other financial institutions participating in the program. This program allows the Bank to retain local deposits in excess of the FDIC insurance amount, while providing full insurance coverage to its customers.

All deposits obtained through third-party deposit brokers or through the CDARS program are reported as brokered deposits in the Bank’s financial reports.  The Bank’s Asset-Liability Management Policy allows a maximum ratio of 20% brokered deposits to total deposits.  As of September 30, 2011 the percentage of brokered deposits to total deposits was 17.2%.

One measure of short-term interest rate risk is gap analysis, which compares the dollar amount of assets which can be re-priced in a certain time period to liabilities which can be re-priced in the same period. Theoretically, in a period of rising market interest rates, being asset sensitive (whereby more assets re-pricing than liabilities) is advantageous. The converse is true in a declining rate environment. The theoretical advantage is mitigated by the fact that borrowers refinance loans as rates decline, and certificate of deposit holders move to higher yielding CD’s in a rising rate environment. The gap analysis is a tool that assists the ALCO in monitoring maturities and setting loan and deposit rates. As of September 30, 2011, the Bank is liability sensitive, meaning that it is better positioned in a declining interest rate environment.  Management has focused attention on reducing short-term sensitivity to rising interest rates by implementing strategies to extend deposit maturities and securing match-funding for larger credits.  Management will continue to manage assets and liabilities to minimize interest rate risk to the balance sheet.

Capital Resources

Management monitors the Company’s and the Bank’s capital levels and has not identified significant capital expenditure needs that would have an impact on capital requirements at this time.  As of September 30, 2011, the Bank’s Tier 1 risk-weighted capital ratio, total risk-weighted capital, and Tier 1 leverage ratio were in excess of regulatory minimums and the Bank was classified as “adequately capitalized”.  The Bank does not anticipate changes in the mix and relative costs of capital at this time.

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

0%, which includes cash on hand and US Treasury securities

20%, which includes cash in banks and US agency securities

50%, which includes 1 to 4 family residential mortgages

100%, which includes any assets not designated elsewhere

As of September 30, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below and not be subject to any written regulatory order, capital directives or prompt corrective action directives issued by its bank regulator.

In consultation with its banking regulators, the Bank has recently implemented several strategic initiatives designed to strengthen its financial condition. One of its strategic initiatives is to achieve a Tier 1 Leverage Capital ratio of at least 8 percent of total assets and a Total Risk-Based Capital ratio level of at least 11 percent of total assets by May 23, 2011 and a Tier 1 Leverage Capital ratio of 9% and Total Risk-Based Capital ratio of 12% by August 21, 2011.  However, at September 30, 2011, the Bank’s Tier 1 Leverage Capital ratio was 8.15% and its Total Risk-

Based Capital ratio was 11.36%.  The Bank continues to pursue strategies to enhance its capital position in an effort to achieve the levels established pursuant to the initiative indicated above.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
Choice Bank	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(In Thousands)

As of September 30, 2011

Total Risk-based Capital (to risk-
weighted assets)	$ 15,514	11.36%	$ 10,928	≥ 8.00%	$ 13,660	≥ 10.00%

Tier 1 Capital (to risk-
weighted assets)	$ 13,780	10.09%	$ 5,464	≥ 4.00%	$ 8,196	≥ 6.00%

Tier 1 Capital (to average
assets)	$ 13,780	8.15%	$ 6,759	≥ 4.00%	$ 8,449	≥ 5.00%

As of December 31, 2010

Total Risk-based Capital (to risk-
weighted assets)	$ 13,660	10.85%	$ 10,075	≥ 8.00%	$ 12,594	≥ 10.00%

Tier 1 Capital (to risk-
weighted assets)	$ 12,068	9.58%	$ 5,038	≥ 4.00%	$ 7,556	≥ 6.00%

Tier 1 Capital (to average
assets)	$ 12,068	7.22%	$ 6,686	≥ 4.00%	$ 8,357	≥ 5.00%

Results of Operations

The following is a summary of operations for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,

	Choice		Choice
	Bancorp, Inc.		Bancorp, Inc.
	Consolidated	Choice Bank	Consolidated	Choice Bank
	2011	2010	2011	2010

Net interest income	$ 1,836,913	$ 1,306,412	$ 5,176,385	$ 3,390,586
Provision for loan loss	300,000	378,000	900,000	815,000
Non-interest income	118,841	219,432	277,875	619,761
Non-interest expense	1,023,382	1,004,450	3,041,326	2,833,011

	632,372	143,394	1,512,934	362,336
Income taxes	0	71,338	0	173,688

Net income	$ 632,372	$ 72,056	$ 1,512,934	$ 188,648

Financial Ratios:

Return on average equity	18.35%	1.62%	15.43%	1.43%
Return on average assets	1.48%	0.19%	1.22%	0.19%
Average equity to average assets	8.09%	11.50%	7.93%	12.96%

Net income for the quarter ended September 30, 2011, was $632,372, an increase of $560,316 from net income of $72,026 for the corresponding period in 2010.  This increase was attributable to a $530,501 increase in net interest income and decreases of $78,000 in provision for loan losses and $71,338 in income taxes.  These improvements were partially offset by a $100,591 decrease in non-interest income and an $18,932 increase in non-interest expense.  Net income for the nine-month period ended September 30, 2011 was $1,512,934, an increase of $1,324,286 compared to net income of $188,648 for the corresponding period in 2010.  The increase in year-to-date net income is attributed to a $1,785,799 increase in net interest income and a $173,688 decrease in income taxes offset by a $341,886 decline in non-interest income, a $208,315 rise in non-interest expense, and an $85,000 increase in provision for loan losses.

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

Net interest income for the quarter ended September 30, 2011 was $1,836,913, an increase of $530,501, compared to $1,306,412 for the quarter ended September 30, 2010.  Net interest income for the nine-months ended September 30, 2011 was $5,176,385, an increase of $1,785,799, compared to the $3,390,586 reported for the comparable period in 2010.

Management has managed the earning assets and interest-bearing liabilities to increase net interest performance under a prevailing low rate environment.

The following table provides a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

Comparison 3-Months Ended September 30, 2011 versus 2010:

Increase (Decrease) Due to Change In

	Average	Average	Total
	Balance	Rate	Change

Interest Income	$ 319,489	$ 116,418	$ 435,907
Interest Expense	83,981	(178,575)	(94,594)

Net Interest Income	$ 235,508	$ 294,993	$ 530,501

Comparison 9-Months Ended September 30, 2011 versus 2010:

Increase (Decrease) Due to Change In

	Average	Average	Total
	Balance	Rate	Change

Interest Income	$ 1,487,234	$ 180,984	$ 1,668,218
Interest Expense	480,591	(598,172)	(117,581)

Net Interest Income	$ 1,006,643	$ 779,156	$ 1,785,799

The increase in net interest income for the three-month period ended September 30, 2011 relative to the comparable period in 2010 is due to the combination of growth in earning assets and the increase in net interest spread.  Average earning assets held during the third quarter of 2011 were $23.6 million greater than the average earning assets held during the third quarter of 2010.  The growth in earning assets generated $319,489 in additional interest income and provided a $235,508 increase to net interest income when offset by $83,981 increase in interest expense resulting from the growth in deposit balances.  The increase in net interest spread between the three-month-periods ended September 30, 2011 and 2010 generated additional net interest income of $294,993 for the third quarter 2011.  The net interest spread for the third quarter 2011 was 4.16% compared to net interest spread of 3.40% for the third quarter 2010.

The increase in net interest income for the nine-month period ended September 30, 2011 relative to the comparable period in 2010 is also attributed to the combination of growth in earning assets and the increase in net interest spread.  Average earning assets held during the first nine months of 2011 were $36.5 million greater than the average earning assets held during the first nine months of 2010.  The growth in earning assets generated $1,487,234 in additional interest income and provided a $1,006,643 increase to net interest income when offset by $480,591 increase in interest expense resulting from the growth in deposit balances.  The increase in net interest spread between the nine-month periods ended September 30, 2011 and 2010 generated additional net interest income of $779,156 for the current nine-month period.  The net interest spread for the nine-month period ended September 30, 2011 was $4.05% compared to net interest spread of 3.35% for the comparable period in 2010.

The improvement in net interest spread noted for the three-month and nine-month periods ended September 30, 2011 is attributed to a rise in yield on earning assets combined with a reduction in the cost of funds.  The rise in yield on earning assets during the current year enabled the Company to generate additional net interest income of $116,418 for the third quarter and additional net interest income of $180,984 year-to-date.  The reduction in cost of funds during the current year enabled the Company to generate additional net interest income of $178,575 for the third quarter and additional net interest income of $598,172 year-to-date.

Growth in volume of interest-earning assets and volume of interest-bearing liabilities contributed $235,508 of the increase in net interest income for the third quarter and contributed $1,006,643 for the nine-months ended September 30, 2011, relative to the same periods for 2010.

The Bank’s average interest-earning assets of $167.3 million for the third quarter of 2011 yielded an average return of 5.65% compared to average interest-earning assets of $143.8 million and a 5.37% average return for the third quarter of 2010.  For the nine months ended September 30, 2011, average earning assets and yield were $163.1 million and 5.59% respectively, compared to $126.5 million and 5.44% for the comparable period in 2010.

Interest-bearing liabilities averaged $145.7 million for the third quarter of 2011 and posted an average interest rate of 1.49%.  The average balance and average interest rate paid on interest-bearing liabilities were $128.8 million and 1.97%, respectively, for the third quarter of 2010.  Year-to-date, average interest-bearing liabilities and average interest rate were $142.8 million and 1.54%, respectively, compared to $112.2 million and 2.10% for the comparable period in 2010.

Provision for Loan Losses

A $300,000 provision for loan loss was charged to earnings for the third quarter of 2011, versus a $378,000 provision taken during the third quarter of 2010.  Year to date through September 30, 2011, the provision for loan losses was $900,000 compared to $815,000 during the first nine months of 2010.  Provision expense is determined based on management’s ongoing assessment of risk associated with the loan portfolio.  The higher provision posted for the current year-to-date period is also reflective of the growth in total loans.  The loan portfolio increased by $5.9 million or 4.0% during the three-month period ended September 30, 2011 and increased by $20.7 million or 14.8% for the nine months ended September 30, 2011.

Non-Interest Income

The following table reflects the various components of non-interest income for the three-month and nine-month periods ending September 30, 2011 and 2010, respectively:

	Three months ended

Non-interest income	September 30, 2011	September 30, 2010	% Change

Loan document preparation fees	$ 21,927	$ 33,289	-34.1%
Other customer service fees	36,004	32,699	10.1%

Total customer service fees	57,931	65,988	-12.2%

Secondary market fees	55,657	82,944	-32.9%

Rental income on other real estate	5,253	70,500	-92.5%

Total non-interest income	$ 118,841	$ 219,432	-45.8%

	Nine months ended

Non-interest income	September 30, 2011	September 30, 2010	% Change

Loan document preparation fees	$ 51,254	$ 74,114	-30.8%
Other customer service fees	94,662	90,412	4.7%

Total customer service fees	145,916	164,526	-11.3%

Secondary market fees	121,208	181,007	-33.0%

Rental income on other real estate	10,751	274,228	-96.1%

Total non-interest income	$ 277,875	$ 619,761	-55.2%

Non-interest income decreased $100,591, or 45.8%, for the three months ended September 30, 2011 versus the comparable period in 2010.  For the nine-month period ended September 30, 2011 non-interest income decreased $341,886, or 55.2% relative to the comparable period in 2010.

A decline in rental income on other real estate owned had the most notable impact on non-interest income for both periods.  Rental income on other real estate owned decreased $65,247 for the third quarter and $263,477 for the year-to-date period ended September 30, 2011 relative to the same periods for 2010.  The OREO property that generated rental income in 2010 was sold in December 2010.  The rental income for the third quarter ended September 30, 2011 was generated on a smaller property.

A decline in secondary market fees also had an impact on non-interest income for both periods.  Secondary market fees, which are heavily tied to mortgage financing volume, decreased $27,287 for the third quarter and $59,799 for the year-to-date 2011 relative to the same periods for 2010.  Mortgage financing activity has declined during 2011 compared to financing activity experienced during the same period in 2010.

Non-Interest Expense

The following table reflects the various components of non-interest expense for the three-month and nine-month periods ended September 30, 2011 and 2010, respectively.

	Three months ended

Non-interest expense	September 30, 2011	September 30, 2010	% Change

Salaries and benefits	$ 530,847	$ 555,267	-4.4%
Occupancy and equipment	83,485	92,422	-9.7%
Data processing	38,131	60,416	-36.9%
Marketing	10,686	34,027	-68.6%
Legal fees	35,321	61,915	-43.0%
Professional fees	70,015	48,407	44.6%
FDIC Premium	116,580	43,649	167.1%
Director Fees	18,750	18,750	0.0%
Other operating expenses	119,567	89,597	33.5%

	$ 1,023,382	$ 1,004,450	1.9%

	Nine months ended

Non-interest expense	September 30, 2011	September 30, 2010	% Change

Salaries and benefits	$ 1,605,136	$ 1,567,714	2.4%
Occupancy and equipment	266,283	291,689	-8.7%
Data processing	100,757	160,238	-37.1%
Marketing	29,454	72,857	-59.6%
Legal fees	81,676	169,378	-51.8%
Professional fees	227,438	158,110	43.8%
FDIC Premium	286,917	128,658	123.0%
Director Fees	56,250	56,250	0.0%
Loss on devaluation of other assets	100,000	0	N/A
Other operating expenses	287,415	228,117	26.0%

	$ 3,041,326	$ 2,833,011	7.4%

Non-interest expense increased $18,932, or 1.9%, for the three months ended September 30, 2011 versus the comparable period in 2010.  For the nine-month period ended September 30, 2011 non-interest expense increased $208,315, or 7.4% relative to the comparable period in 2010.

For the three-months ended September 30, 2011, salaries and benefits decreased $24,420 relative to the same period for 2010.  Salaries for 2010 included a $90,000 severance payment to a former employee.

For the nine-month period ended September 30, 2011, a $100,000 loss was incurred related to the devaluation of an investment held in other assets.  The loss was recognized during the first quarter of 2011 based on a determination of permanent loss of value in the underlying investment.

An increase in FDIC premiums had an impact on non-interest expense for both periods.  FDIC premium expense increased $72,931 for the third quarter and $158,259 for the nine-months ended September 30, 2011 relative to the same periods for 2010.  FDIC premium expense increased during 2011 due to deposit growth and an increase in the Bank’s assessment rate.

A decline in legal fees had an impact on non-interest expense for both periods.  Legal fees decreased $26,594 for the third quarter and $87,702 for the nine-months ended September 30, 2011 relative to the same periods for 2010.  Legal expense for the related periods in 2010 included costs associated with the formation of the bank holding company.

An increase in professional fees had an impact on non-interest expense for both periods.  Professional fees increased $21,608 for the third quarter and $69,328 for the nine-months ended September 30, 2011 relative to the same periods for 2010.  Professional fees increased during 2011 due to expenses associated with the conversion of bank stock to holding company stock and consulting fees related to an external review of bank internal controls and procedures.

A decline in data processing expense had an impact on non-interest expense for both periods.  Data processing costs decreased $22,285 for the third quarter and $59,481 for the nine-months ended September 30, 2011 relative to the same periods for 2010.  The renegotiation of a major vendor contract provided much of the savings reported for 2011 relative to the comparable periods for 2010.

Income Tax Expense

The Company did not report federal and state income tax expense for 2011 due to the offset of the deferred tax valuation allowance.  The zero tax expense for the three-months ended September 30, 2011 compares to a $71,338 tax expense for the corresponding period in 2010.  The reported tax benefit provided by the deferred tax valuation allowance resulted in a $173,688 decrease in tax expense for the nine-months ended September 30, 2011 relative to the tax expense reported for the corresponding period in 2010.

Off-Balance Sheet Arrangements

The Company has no material off-balance sheet arrangements, other than through the Bank’s commitments to extend credit and unfunded commitments.  At September 30, 2011, the Bank had commitments to extend credit and unfunded commitments of approximately $1.5 million and $17.0 million, respectively.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The disclosure contemplated by Item 3 is not required because the Company qualifies as a smaller reporting company.

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

As of the end of the period covered by this quarterly report on Form 10-Q for the quarter ended September 30, 2011, the Company carried out an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e) and 15d-15(e).

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

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2011 that materially affected, or were reasonably likely to materially affect, its internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company may from time to time be engaged in routine litigation incidental to its business.  There are, however, presently no proceedings pending or contemplated which, in the Company’s opinion, would have a material adverse effect on its business or consolidated financial position.

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Changes in Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE BANCORP, INC.

Date:	November 14, 2011	/s/ J. Scott Sitter
J. Scott Sitter
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 14, 2011	/s/ John F. Glynn
John F. Glynn
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)