Form 10-K
period 2011-12-31
CHOICE BANCORP, INC.
filed 2012-03-30
CIK 1487623

AAll

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________

FORM 10-K

_______________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number 0-54299

CHOICE BANCORP, INC.

(Exact name of registrant as specified in its charter)

Wisconsin	27-2416885
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2450 Witzel Ave., Oshkosh, Wisconsin	54904
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (920) 230-1300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock $1.00 Par Value Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of June 30, 2011, (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock (based upon the $8.15 per share last sale price on that date) held by non-affiliates was approximately $14,171,391.  This market value calculation excludes a total of 421,799 shares of common stock reported as beneficially owned by directors and executive officers.  For purposes of this market value calculation, the Registrant assumed that all executive officers and directors (and no other person) qualified as “affiliates”; provided, however, nothing herein shall constitute an admission or any evidence whatsoever, as to affiliate status.  As of March 15, 2012, 2,160,620 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K Into Which Portions of Documents are Incorporated

Definitive Proxy Statement for 2012 Annual Meeting of Shareholders to be filed within 120 days of the fiscal year ended December 31, 2011	Part III

Choice Bank

Table of Contents

Part I
Item 1	Business	page 4

Item 1A	Risk Factors	page 14

Item 1B	Unresolved Staff Comments	page 22

Item 2	Properties	page 22

Item 3	Legal Proceedings	page 23

Item 4	Mine Safety Disclosures
page 23
Part II
Item 5	Market Price for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	page 23

Item 6	Selected Financial Data	page 24

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	page 24

Item 7A	Quantitative and Qualitative Disclosures About Market Risk	page 45

Item 8	Financial Statements and Supplementary Data	page 48

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	page 91

Item 9A	Controls and Procedures	page 91

Item 9B	Other Information	page 92

Part III
Item 10	Directors, Executive Officers and Corporate Governance	page 92

Item 11	Executive Compensation
page 93
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	page 93

Item 13	Certain Relationships and Related Transactions, and Director Independence	page 93

Item 14	Principal Accountant Fees and Services	page 93

Part IV
Item 15	Exhibits and Financial Statement Schedules	page 94

Signatures		page 96

Part I

Forward Looking Statements

This Report contains certain statements that are forward-looking within the meaning of section 21E of the Securities Exchange Act of 1934, as amended.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict.  Actual outcomes and results may differ materially from those expressed in, or implied by, the forward-looking statements.  These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and other similar expressions or future or conditional verbs.  Readers of this annual report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report.  The statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement.

These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements and other information with respect to our beliefs, plans, objectives, goals, expectations, anticipations, estimates, financial condition, results of operations, future performance and business, including management’s expectations and estimates with respect to revenues, expenses, return on equity, return on assets, efficiency ratio, asset quality and other financial data and capital and performance ratios.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors, some of which are beyond our control.  Forward-looking statements are subject to significant risks and uncertainties and our actual results may differ materially from the results discussed in such forward-looking statements.  Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to, the factors set forth under “Risk Factors,” Item 1A to this Annual Report on Form 10-K (“Report”), as well as any other risks identified herein.  New factors emerge from time to time, and it is not possible for us to predict which factor, if any, will materialize.  In addition, we cannot assess the potential impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

All forward-looking statements contained in this report or which may be contained in future statements made for or on our behalf are based upon information available at the time the statement is made and we assume no obligation to update any forward-looking statement.

Item 1.  Business

Choice Bancorp, Inc.

Choice Bancorp, Inc. (“we,” “us,” “our” or the “Company”) is a Wisconsin corporation organized in 2010 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  The holding company was formed for the purpose of acquiring and holding the common stock of Choice Bank (the “Bank”).  On and effective as of the close of business on March 10, 2011, we acquired the Bank through an exchange offer for shares of Choice Bank.  Each issued and outstanding share of Bank common stock was converted solely into the right to receive one (1) share of our common stock and the outstanding warrants for Choice Bank common stock were converted into warrants to acquire our common stock.

Choice Bank

Choice Bank is a full service commercial bank located in Oshkosh, Wisconsin.  The Bank conducts business from its main office on the west side of Oshkosh, and it has a full-service branch on the north side of the city.

The Bank is a community-oriented financial services provider that focuses on providing a broad range of lending and deposit products to retail clients and to small and medium sized commercial clients.  The Bank emphasizes commercial real estate and commercial lending to small and medium sized businesses and professionals.  It concentrates on establishing relationships with clients primarily in its market area.  The Bank also offers on-line banking and bill pay, bank by phone, debit and credit cards, ATM access at both locations and a network providing free ATM transactions, and safe deposit boxes at the main office.

The Bank’s Investment Policy allows it to invest excess funds in treasury and U.S. government agency securities, mortgage-backed pass-through securities, municipal bonds, corporate bonds, and certificates of deposit in other financial institutions.

The Federal Deposit Insurance Corporation (FDIC) insures the Bank’s deposits to the fullest extent allowed by law.  The Bank is not a member of the Federal Reserve System.

Market Area

Our primary service area is composed of the City of Oshkosh, Wisconsin and the surrounding Townships of Algoma, Omro, Utica, Black Wolf, and Nekimi, which together make up the Greater Oshkosh area.  Our headquarters is located on the west side of Oshkosh and our branch facility is located on the north side of Oshkosh.

Competition

The market for financial services is rapidly changing, intensely competitive and is likely to become more competitive as the number and types of market entrants increase.  We compete in both lending and attracting deposits with other commercial banks, savings and loan associations, credit unions, consumer finance companies, pension trusts, mutual funds, insurance companies, mortgage bankers and brokers, brokerage and investment banking firms, asset-based non-bank lenders, government agencies and non-financial institutions that may offer more favorable alternatives than us.  Many of these competitors have the advantage of long-term presence in the market area, established customer base, name recognition and greater financial resources.  On the other hand, many competitors are local branches of institutions headquartered elsewhere in Wisconsin or out-of-state.  Oshkosh, Wisconsin is not necessarily their primary focus or concern, providing an opportunity for a local community bank.

We believe that we are well-positioned as a community bank in our market focused primarily on individuals and small and medium-sized businesses who desire a consistent and professional relationship with a local banker.  We combine an intriguing, warm and welcoming atmosphere with high touch and high tech customer service in our effort to provide a comfortable banking environment, a fair profit for our shareholders, and a rewarding place for our employees to work.  We focus on the needs of retail banking consumers, as well as small and medium sized businesses that want true relationship banking and the level of service it represents.  We differentiate ourselves from our competitors with timely loan decisions made locally in Oshkosh, flexible terms and customized products delivered in concert with the latest technology.  With the recent trend of consolidation in the banking business, we believe many banking customers in our market area want the opportunity to do business at a “hometown” bank, which has roots in the community.  We expect to continue providing existing and potential customers with the option of banking with a locally-owned and managed bank that focuses on personalized service and local decision-making.  Services are provided in person at the Bank’s branch offices or at other locations, as well as through the mail, over the telephone, and electronically by using the Bank’s Internet banking services.

Employees

At December 31, 2011, we employed 24 full-time and 3 part-time staff members.  The employees are not represented by a union or any collective bargaining agreement.  We believe our relationship with our employees is satisfactory.

Supervision and Regulation

We, the Bank and our other subsidiaries are subject to an extensive system of laws and regulations that are intended primarily for the protection of customers and depositors and not for the protection of security holders.  These laws and regulations govern such areas as capital, permissible activities, allowance for loan losses, loans and investments and rates of interest that can be charged on loans.  Described below are elements of selected laws and regulations.  The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described.

Holding Company Regulation

As a bank holding company, we are subject to comprehensive regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the Bank Holding Company Act of 1956 (the “BHCA”), as amended by the Gramm-Leach-Bliley Act of 1999 (the “GLBA”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted on July 21, 2010, and other legislation.  We must file reports with the Federal Reserve Board and such additional information as the Federal Reserve Board may require, and our holding company and non-banking affiliates are subject to examinations by the Federal Reserve Board.  Under Federal Reserve Board policy, the Dodd-Frank Act and Federal Reserve Board regulations, a bank holding company must serve as a source of strength for its subsidiary banks.  The Federal Reserve Board may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank.  The BHCA provides that a bank holding company must obtain Federal Reserve Board approval before:

●

Acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares);

●	Acquiring all or substantially all of the assets of another bank or bank holding company; or
●	Merging or consolidating with another bank holding company.

The BHCA generally prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries.  The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks.  The list of activities permitted by the Federal Reserve Board includes, among other things: lending; operating a bank, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers’ checks and Untied States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.  These activities may also be affected by federal legislation.

The GLBA amended portions of the BHCA to authorize bank holding companies, such as us, directly or through non-bank subsidiaries to engage in securities, insurance and other activities that are financial in nature or incidental to a financial activity.  In order to undertake these activities, a bank holding company must become a “financial holding company” by submitting to the appropriate Federal Reserve

Bank a declaration that the company elects to be a financial holding company and a certification that all of the depository institutions controlled by the company are well capitalized and well managed.  We have not made an election to become such a financial holding company.

Depository Institution Regulation

The Bank operates as a Wisconsin-chartered commercial bank subject to regulation and examination by the Wisconsin Department of Financial Institutions – Division of Banking (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”).

The Bank is subject to various statutes and regulations administered by these agencies that govern, among other things, the following:

●	required reserves;

●	investments;

●	loans and lending limits;

●	mergers and consolidations;

●	establishment of branch offices; and

●	the payment of dividends.

As the Bank’s primary federal regulator, the FDIC has the authority to impose penalties, initiate civil and administrative actions and take other steps to prevent it from engaging in unsafe and unsound practices.

Capital Regulations

The federal bank regulatory authorities have adopted risk-based capital guidelines for banks that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and to account for off-balance sheet items.  The guidelines are minimums, and the federal regulators have noted that banks contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain such ratios in excess of the minimums.

The current guidelines require all federal-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be tier 1 capital.  Tier 1 capital includes common shareholders’ equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan losses.  Tier 2 capital includes the excess of any preferred stock not included in tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock and general reserves for loan losses up to 1.25% of risk-weighted assets.

Under these guidelines, banks’ assets are given risk-weights of 0%, 20%, 50% or 100%.  In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply.  These computations result in the total risk-weighted assets.  Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating.  Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

The federal bank regulatory authorities have also implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines.  The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank may leverage its equity capital base.  The minimum required leverage ratio for top-rated institutions is 4%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.  The Bank’s leverage ratio was 8.87% as of December 31, 2011, providing it with a leverage ratio cushion of 487 basis points.   However, in connection with the Bank’s strategic initiatives, the Bank has agreed with its regulators to increase its leverage ratio to 9% of total assets.  See “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Strategic Plans and Initiatives.”

The Dodd-Frank Act includes certain provisions concerning the capital regulations of the United States banking regulators, which are often referred to as the “Collins Amendment.”  These provisions are intended to subject bank holding companies to the same capital requirements as their bank subsidiaries and to eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital.  The banking regulators must develop regulations setting minimum risk-based and leverage capital requirements for holding companies and banks on a consolidated basis that are no less stringent than the generally applicable requirements in effect for depository institutions under the prompt corrective action regulations discussed below.  The banking regulators also must seek to make capital standards countercyclical so that the required levels of capital increase in times of economic expansion and decrease in times of economic contraction.  The Dodd-Frank Act required these new capital regulations to be adopted by the Federal Reserve Board in final form by January 10, 2012, however, to date, no proposed regulations have been issued.

In December 2010 and January 2011, the Basel Committee on Banking Supervision (the “Basel Committee”) published the final texts of reforms on capital and liquidity generally referred to as “Basel III.”  Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States, including the Bank.

For banks in the United States, among the most significant provisions of Basel III concerning capital are the following:

●	A minimum ratio of common equity to risk-weighted assets reaching 4.5%, plus an additional 2.5% as a capital conservation buffer, by 2019 after a phase-in period.
●	A minimum ratio of Tier 1 capital to risk-weighted assets reaching 6.0% by 2019 after a phase-in period.
●	A minimum ratio of total capital to risk-weighted assets, plus the additional 2.5% capital conservation buffer, reaching 10.5% by 2019 after a phase-in period.
●	An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice.
●	Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone.
●	Deduction from common equity of deferred tax assets that depend on future profitability to be realized.
●	Increased capital requirements for counterparty credit risk relating to OTC derivatives, repos and securities financing activities.
●

For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement such that the instrument must be written off or concerted to common equity if a trigger event occurs, either pursuant to applicable law or at the direction of the banking regulator.  A trigger event is an event under which the banking entity would become nonviable without the write-off or conversion, or without an injection of capital from the public sector.  The issuer must maintain authorization to issue the requisite shares of common equity if conversion were required.

The Basel III provisions on liquidity include complex criteria establishing a liquidity coverage ratio (“LCR”) and a net stable funding ratio (“NSFR”).  The purpose of the LCR is to ensure that a bank maintains adequate unencumbered, high quality liquid assets to meet its liquidity needs for 30 days under a severe liquidity stress scenario.  The purpose of the NSFR is to promote more medium and long-term funding of assets and activities, using a one-year time horizon.  Although Basel III is described as “final text,” it is subject to the resolution of certain issues and to further guidance and modification, as well as to adoption by United States banking regulators, including decisions as to whether and to what extent it will apply to United States banks that are not large, internationally active banks.

Prompt Corrective Action

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“‘FDICIA”), the federal banking regulators (in this case, the FDIC) are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements.  All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements.

Federal banking regulators have adopted regulations implementing the prompt corrective action provisions of FDICIA.  Under these regulations, the federal banking regulators will generally measure a depository institution’s capital adequacy on the basis of the institution’s total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets).

Under the regulations, an institution that is not subject to an order or written directive by its primary federal regulator to meet or maintain a specific capital level will be deemed “well capitalized” if it has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater.  An “adequately capitalized” depository institution is an institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a tier 1 risk-based capital ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the depository institution has a composite 1 CAMELS rating).  An “undercapitalized institution” is a depository institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or less than 3.0% if the institution has a composite 1 CAMELS rating).  A “significantly undercapitalized” institution is defined as a depository institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%.  A “critically undercapitalized” institution is defined as a depository institution that has a ratio of “tangible equity” to total assets of less than 2.0%.  Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights.

An institution that fails to meet the minimum level for any relevant capital measure may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days, (iii) subject to asset growth limits; and/or (iv) required to obtain prior regulatory approval of acquisitions, branching and new lines of businesses.  A significantly undercapitalized institution may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities and possible replacement of directors and officers.  The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior regulatory approval and the institution is prohibited from making payments of principal or interest on its subordinated debt.  A critically undercapitalized institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund.

Payment of Dividends

Statutory and regulatory limitations apply to our ability to pay dividends to our shareholders.

The Federal Reserve Board has a policy that a bank holding company should pay dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition, and that it is inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends.  Our primary source of dividends is the dividends we receive from the Bank.  The Bank is subject to various regulatory policies and requirements relating to the payment of dividends as described below.

The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice.  Further, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized.  Further, in connection with our implementation of certain strategic initiatives (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Strategic Plans and Initiatives”) our banking regulators have advised us that, for the foreseeable future, we should not declare or pay dividends without their prior consent.  We do not expect to consider paying dividends until the Bank remains profitable for a period of time.  See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividends and Dividend Policy.”

Deposit Insurance Premiums

As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums based on the risk it poses to the FDIC Deposit Insurance Fund (the “DIF”).  The deposit accounts of the Bank are insured by the DIF to the maximum amount provided by law.  The general insurance limit is $250,000, but for non-interest bearing transaction accounts, there is unlimited insurance coverage thru December 31, 2012.  The insurance is backed by the full faith and credit of the United States Government.

The FDIC assesses deposit insurance premiums on each insured institution quarterly based on annualized rates for one of four risk categories.  Under the rules in effect through March 2011, these rates were applied to the institution’s deposits.  Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors.  Well capitalized institutions that are financially sound with no more than a few minor weaknesses are assigned to Risk Category I.  Risk Categories II, III and IV present progressively greater risks to the DIF.  A range of initial base assessment rates applies to each Risk Category, subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the FDIC has adopted rules effective April 1, 2011, under which insurance premium assessments are based on an institution’s total assets minus its tangible equity (defined as Tier 1 capital) instead of its deposits.  Under these rules, an institution with total assets of less than $10 billion will be assigned to a risk category as described above, and a range of initial base rates will apply to each category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in the lowest risk category, adjustment upward if the institution’s brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates.  Total base assessment rates range from as low as 2.5 basis points for the lowest risk category to as high as 45 basis points for the highest risk category, all subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FDIC-insured institution.  The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking.  In an emergency, the FDIC may also impose a special assessment.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize a predecessor to the DIF.  These assessments will continue until the Financing Corporation bonds mature in 2019.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC.  The management of the Bank does not know of any practice, condition or violation that might lead to termination of the Banks deposit insurance.

On November 12, 2009, the FDIC issued new assessment regulations that required FDIC-insured institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  While the Bank made the full prepayment of $613,924 in 2009, the quarterly amounts will not be reflected as a charge against earnings until the periods to which they apply.

Community Reinvestment Act and Fair Lending

The Bank is subject to the provisions of the Community Reinvestment Act (the “CRA”). The CRA generally requires federal banking agencies to evaluate whether financial institutions are meeting the credit needs of their local communities, including low- and moderate-income neighborhoods and to rate such institutions and publicly disclose such ratings. State and federal agencies also examine financial institutions compliance with fair lending laws. A bank may be subject to substantial penalties and corrective measures for violating certain fair lending laws. Federal banking agencies are also authorized to take compliance with such laws and a bank’s CRA rating into consideration when regulating and supervising other activities of a bank holding company and the Bank, including expansionary activities. As of the date of its most recent examination, the Bank has a CRA rating of satisfactory.

Transactions with Affiliates

We and the Bank are affiliates within the meaning of the Federal Reserve Act.  The Federal Reserve Act imposes limitations on a bank with respect to extensions of credit to, investments in, and certain other transactions with, its parent holding company and the holding company’s other subsidiaries.  Furthermore, bank loans and extensions of credit to affiliates are also subject to various collateral requirements.

Compliance with Consumer Protection Laws

The Bank is subject to many federal consumer protection statutes and regulations including the Truth in Lending Act, Truth in Savings Act, Equal Credit Opportunity Act, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003, Fair Housing Act, Real Estate Settlement Procedures Act and Home Mortgage Disclosure Act. Among other things, these acts:

●	require the Bank to disclose credit terms in meaningful and consistent ways

●	prohibit discrimination against an applicant in any consumer or business credit transaction;

●	prohibit discrimination in housing-related lending activities;

●	regulate the manner in which the Bank must deal with customers and certain information about customers;

●	require the Bank to collect and report applicant and borrower data regarding loans for home purchases or improvement projects;

●	require lenders to provide borrowers with information regarding the nature and cost of real estate settlements;

●	prohibit certain lending practices and limit escrow account amounts with respect to real estate transactions; and

●	prescribe possible penalties for violations of the requirements of consumer protection statutes and regulations.

Privacy and Security

The GLBA establishes a minimum federal standard of financial privacy by, among other provisions, requiring the Bank to adopt and disclose privacy policies with respect to consumer information and setting forth certain rules with respect to the disclosure to third parties of consumer information.  The Bank has adopted and disseminated its privacy policies pursuant to the GLBA.  Regulations adopted under the GLBA set standards for protecting the security, confidentiality and integrity of customer information, and require notice to regulators, and in some cases, to customers, in the event of security breaches.  A number of states have adopted their own statutes requiring notification of security breaches.  In addition, the GLBA requires the disclosure of agreements reached with community groups that relate to the CRA, and contains various other provisions designed to improve the delivery of financial services to consumers while maintaining an appropriate level of safety in the financial services industry.

USA PATRIOT Act

The terrorist attacks in September 2001 impacted the financial services industry and led to federal legislation that attempts to address certain related issues involving financial institutions.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), enacted in October 2001, among other things requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) to avoid establishing, maintaining, administering or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country.

Recent Legislative and Regulatory Developments

On July 21, 2010, President Obama signed the Dodd-Frank Act into law, which resulted in sweeping changes in the regulation of financial institutions aimed at strengthening safety and soundness for the financial services sector. A summary of certain provisions of the Dodd-Frank Act is set forth below:

●

Increased Capital Standards and Enhanced Supervision. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards will be no lower than current regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher when established by the agencies. The Dodd-Frank Act also increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

●

Federal Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits and provides unlimited federal deposit insurance on non-interest bearing transaction accounts at all insured depository institutions until January 1, 2013.  The Dodd-Frank Act also changes the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible equity, eliminates the ceiling on the size of the DIF and increases the floor of the size of the DIF.

●

The Consumer Financial Protection Bureau (“Bureau”). The Dodd-Frank Act centralizes responsibility for consumer financial protection by creating a new agency, the Bureau, responsible for implementing, examining and, for large financial institutions, enforcing compliance with federal consumer financial laws.  Because we have under $10 billion in total assets, however, the FDIC will still continue to examine the Bank at the federal level for compliance with such laws.

●

Interest on Demand Deposit Accounts. The Dodd-Frank Act repealed the prohibition on the payment of interest on demand deposit accounts effective July 21, 2011, thereby permitting depository institutions to pay interest on business checking and other accounts.

●

Mortgage Reform. The Dodd-Frank Act provides for mortgage reform addressing a customer’s ability to repay, restricts variable-rate lending by requiring the ability to repay to be determined for variable rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and makes more loans subject to requirement for higher-cost loans, new disclosures and certain other restrictions.

●	Interstate Branching. Allow de novo interstate branching by banks.

●

Source of Strength. Require all bank holding companies to serve as a source of financial strength to their depository institution subsidiaries in the even such subsidiaries suffer from financial distress.

We expect that many of the requirements called for in the Dodd-Frank Act will be implemented over time, and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implement by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose more stringent capital, liquidity and leverage ratio requirements on us or otherwise adversely affect our business. These changes may also require us to devote significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

Future Legislation

Various legislation is from time to time introduced in Congress and state legislatures with respect to the regulation of financial institutions. Such legislation may change the banking statutes and our operating environment in substantial and unpredictable ways. We cannot determine the ultimate effect that potential legislation, or implementing regulations, if enacted, would have upon our financial condition or results of operations.

THE LAWS AND REGULATIONS DISCUSSED ABOVE, AS WELL AS THOSE NOT DISCUSSED HEREIN, ADD SIGNIFICANTLY TO THE COST OF OUR OPERATIONS AND THUS HAVE A NEGATIVE AND INDETERMINATE IMPACT ON OUR PROFITABILITY.  THERE HAS ALSO BEEN AN EXPANSION IN RECENT YEARS OF THE NUMBER OF FINANCIAL SERVICES PROVIDERS THAT ARE NOT SUBJECT TO SOME OR ALL OF THE SAME RULES AND REGULATIONS AS WE ARE.  THOSE INSTITUTIONS, BECAUSE THEY ARE NOT AS HIGHLY REGULATED AS US, HAVE A COMPETITIVE ADVANTAGE OVER US AND MAY CONTINUE TO DRAW FUNDS AWAY FROM TRADITIONAL BANKING INSTITUTIONS.

Item 1A.  Risk Factors

AN INVESTMENT IN OUR COMMON STOCK INVOLVES SIGNIFICANT RISKS. SPECIFICALLY, THERE ARE RISKS AND UNCERTAINTIES THAT COULD CAUSE OUR FUTURE OPERATING RESULTS AND FINANCIAL CONDITION TO BE LESS FAVORABLE THAN MANAGEMENT EXPECTS. THIS SECTION SUMMARIZES SOME OF THESE POTENTIAL RISKS.  THE ORDER IN WHICH THE RISK FACTORS ARE DISCUSSED IN THIS SECTION IS NOT INTENDED TO INDICATE THEIR RELATIVE IMPORTANCE.

Risks Related to Our Business

Our management may not accurately assess our risks.

Our ability to be successful is based in large part on the accuracy of management’s assumptions inherent in our business, marketing and growth strategies, as well as management’s ability to identify and implement strategies to address the risks identified in such strategies.  There are the risks that management’s assumptions may prove to be incorrect, that management has not fully identified all of the material risks associated with our business, and that management has not fully estimated the potential for these risks to materialize or the effectiveness of its strategies to address these risks.

General economic conditions can significantly affect our business and financial condition.

The national and global economic downturn has resulted in unprecedented levels of financial market volatility which has depressed overall the market value of financial institutions, limited access to capital, and has had a material adverse effect on the financial condition or results of operations of banking companies in general.  The possible duration and severity of the adverse economic cycle is unknown and may exacerbate our exposure to credit risk.

Like other financial institutions, we have been particularly exposed to downturns in the U.S. housing and commercial real estate markets.  Approximately 80 percent of our loan portfolio consists of loans collateralized with mortgages on residential or commercial real estate (see the discussion in Item 7 of this Report, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Lending Activities.”). Dramatic declines in the housing market over the past two years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions.  This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally.  The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations.  We cannot predict whether the difficult conditions in the financial markets will improve in the near future or, if they do, the extent to which they will improve or how long it will take.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.  In particular, we may face the following risks in connection with these events:

●	Increased regulation of the financial institutions industry would likely increase our cost of doing business and limit our ability to pursue business opportunities.

●

Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we have historically used or develop in the future to select, manage and underwrite its customers become less predictive of future behaviors.

●

The process we use to estimate losses inherent in our credit portfolio requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of its borrowers to repay their loans, which may no longer be capable of accurate estimation and which may, in turn, impact the reliability of the process.

●	Competition in the banking industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

●

We have been and may, in the future, be required to pay significantly higher deposit insurance premiums because market developments have significantly depleted the DIF and reduced the ratio of reserves to insured deposits.

●

Our liquidity could be negatively impacted by an inability to access the capital markets, unforeseen or extraordinary demands on cash, or regulatory restrictions, which could, among other things, materially and adversely affect our business, prospects and financial condition.

The economic downturn has also resulted in the failure of a number of prominent financial institutions, resulting in further losses as a consequence of defaults on securities issued by them and defaults under contracts with such entities as counterparties.  In addition, declining asset values, defaults on mortgages and consumer loans, the lack of market and investor confidence and other factors have all combined to cause rating agencies to lower credit ratings and to otherwise increase the cost and decrease the availability of liquidity.  Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining collateral values.  Although the U.S. government, the Federal Reserve Board, and other regulators took numerous steps in 2008 and 2009 to increase liquidity and to restore investor confidence, including investing in the equity of other banking organizations, asset values have continued to decline, and access to liquidity continues to be limited.

We are subject to credit risk.

We are exposed to the risk that third parties that owe us money, securities, or other assets will not repay their obligations.  Credit risk arises anytime we commit, invest or otherwise extend funds through contractual agreements, whether reflected on or off our balance sheet.  These parties may default on their obligations due to bankruptcy, lack of liquidity, operational failure or other reasons.

Our credit risk is concentrated in our loan portfolio.  Credit risk is affected by a variety of factors including creditworthiness of the borrower, the sufficiency of underlying collateral, the enforceability of third-party guarantees, changing economic and industry conditions and concentrations of credit by loan type, terms or geographic area, changes in the financial condition of the borrower or other party, and by credit and underwriting policies.

Our allowance for loan losses may be inadequate.

Our management makes various assumptions and judgments about the collectability of our loan portfolio and provides an allowance for potential losses (the “Allowance”) based on a number of factors.  Our allowance for potential loan losses is established and maintained at a level considered adequate by management to absorb loan losses that are inherent in our loan portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control, and such losses may exceed current estimates.  Although management believes that the allowance for potential loan losses as of the date hereof is adequate to absorb losses that may develop in its existing portfolio of loans, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future.

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for potential loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in the allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a negative effect on our operating results.

We are subject to credit concentration risk.

Concentrations of credit risk occur when the aggregate amount owed by one borrower, a group of related borrowers, or borrowers within the same or related industries or groups, represent a relatively large percentage of the total capital or total credit extended by a bank.  Although each loan in a concentration may be of sound quality, concentration risks represent a risk not present when the same loan amounts are extended to borrowers that are not a part of a concentration.  Loans concentrated in one borrower depend, to a large degree, upon the financial capability and character of the individual borrower.  Loans made to a group of related borrowers can be susceptible to financial problems experienced by one or a few members of that group.  Loans made to borrowers that are part of the same or related industries or groups can be all adversely impacted with respect to their ability to repay some or all their obligations when adverse conditions prevail in the broader economy or within the respective industries or groups.  At December 31, 2011 we had certain concentrations of credit risk, which are described in more detail in the discussion in Item 7 of this Report, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Lending Activities.”

We are subject to risks associated with making real estate mortgage and construction loans.

We originate fixed and adjustable interest rate loans, with terms of up to 30 years. At December 31, 2011, loans secured by real estate represented 82 percent of our total loan portfolio. Although the majority of the residential mortgage loans that we originate are fixed-rate loans that we sell in the secondary market, adjustable rate mortgage (“ARM”) loans increase the responsiveness of our loan portfolio to changes in market interest rates. However, because ARM loans are more responsive to changes in market interest rates than fixed-rate loans, ARM loans also increase the possibility of delinquencies in periods of high interest rates.

We also originate loans secured by mortgages on commercial real estate and multi-family residential real estate.  Because these loans are usually larger than one-to-four family residential mortgage loans, they generally involve greater risks than one-to-four family residential mortgage loans. In addition, because our customers’ ability to repay these loans is often dependent on operating and managing those properties successfully, adverse conditions in the real estate market or the economy generally can impact repayment more severely than loans secured by one-to-four family residential properties.  Moreover, the commercial real estate business is particularly subject to downturns, overbuilding and adverse changes in local economic conditions.

We also make construction loans for residences and commercial buildings. While these loans enable us to increase the interest rate sensitivity of our loan portfolio and receive higher yields than those obtainable on permanent residential mortgage loans, the higher yields correspond to higher risk perceived to be associated with construction lending.  These include risks associated generally with loans on the type of property securing the loan. Moreover, commercial construction lending often involves disbursing substantial funds with repayment dependent largely on the success of the ultimate project instead of the borrower’s or guarantor’s ability to repay. Again, adverse conditions in the real estate market or the economy generally can impact repayment more severely for commercial loans than for loans secured by one-to-four family residential properties.

We are subject to interest rate risk.

Our primary source of income is net interest income, which is the difference between the interest income earned on interest-earnings assets (consisting primarily of loans and securities) and the interest expense paid on interest-bearing liabilities (consisting primarily of deposits and other borrowings).  The level of net interest income is a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities.  These factors are influenced by our ability to attract loans and core deposits and the pricing and mix of these and other interest-earnings assets and interest-bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, monetary policy, and market interest rates.

The level of net interest income is influenced by movements in such rates of interest, and the pace at which such movements occur.  If the interest rates on interest-bearing liabilities increase at a faster pace than the interest rates on interest-earning assets, the result could be a reduction in net interest income and with it, a reduction in earnings.  Our net interest income and earnings would be similarly impacted if the interest rates on interest-earning assets decline more quickly than the interest rates on interest-bearing liabilities.  In addition, such changes in interest rates could have an effect on the ability to originate loans and attract and retain deposits; the fair value of financial assets and liabilities; and the average life of loan and securities portfolios.

We face the risk that the loss or absence of sufficient liquidity could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to a bank’s business.  An inability to raise funds through traditional deposits, brokered deposit renewals or rollover, secured or unsecured borrowings, the sale of securities or loans and other sources could have a substantial negative effect on our liquidity.  Our access to funding sources in amounts adequate to finance our activities or under terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general.  Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of the downturn in the markets in which our loans are concentrated or adverse regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to the Bank, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

We are subject to limits on the amount of money we can lend.

The aggregate amount that we may loan to any one customer is limited by state law to 20% of our capital (the limit as of December 31, 2011 is approximately $3.1 million). As a result of this lending limit, the size of the loans that we are able to offer to potential customers is less than the size of loans that most of our competitors, who are larger than us, are able to offer. This limit may affect our ability to seek relationships with larger businesses in our market area. Through our management’s previous experience and relationships with a number of other financial institutions in the region, we have and expect to continue to accommodate loan volumes in excess of our lending limit through the sales of participations in such loans to other banks.  However, there can be no assurance that we will be successful in attracting or retaining customers seeking larger loans or that we will be able to sell participations in such loans on terms favorable to us or at all.

We depend on the accuracy and completeness of information about customers and counterparties.

In evaluating and deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information provided by customers and counterparties, including financial statements and other financial information.  We may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to business entities, we may assume that the customer’s audited financial statements conform to generally accepted accounting principles (“GAAP”) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We may also rely on the audit report covering those financial statements. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with GAAP or that are materially misleading.

We are especially dependent on our local economy.

We operate as a community-oriented retail and business bank, with a focus on servicing both individual and business customers in our market area.  Our future growth opportunities will depend largely on market area penetration, market area growth and our ability to compete for traditional banking business within our market area.  We anticipate that as a result of this concentration, a downturn in the local economy could increase the risk of loss associated with our loan portfolio.

We face substantial competition in all areas of our operations.

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are significantly larger than us and have more financial, managerial and human resources.  Such competitors primarily include national and super-regional banks as well as smaller community banks within the markets in which we operate.  However, we also face competition from many other types of financial institutions, including savings associations, credit unions, mortgage banking companies, finance companies, mutual funds, insurance companies, investment management firms, investment banking firms, broker-dealers, and other local, regional, and national financial services firms.  The financial services industry could become even more competitive as a result of economic, legislative, regulatory, and technological changes and continued consolidation.  Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks.  Our ability to compete successfully depends on a number of factors, including, among other things:

●	our ability to develop and execute strategic plans and initiatives;

●	our ability to develop, maintain and build upon long-term customer relationships based on quality service, high ethical standards, and safe, sound assets;

●	our ability to expand our market position;

●	the scope, relevance, and pricing of products and services offered to meet customer needs and demands;

●	the rate at which we introduce new products and services relative to our competitors; and

●	industry and general economic trends.

Our failure to perform in any of these areas could significantly weaken our competitive position, adversely affect our growth and profitability, and have a material adverse effect on our financial condition and results of operations.

Consumers may decide not to use banks to complete their financial transactions, which could result in a loss of income.

Technology and other changes are allowing consumers to complete financial transactions electronically that historically have involved banks at one or both ends of the transaction. For example, consumers can now pay bills and transfer funds directly without banks. The process of eliminating banks as intermediaries, known as disintermediation, could result in the loss of fee income as well as the loss of customer deposits and income generated from those deposits.

We may be adversely affected by the creditworthiness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships.  We engage in transactions in the ordinary course of business with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional clients.  Many of these transactions expose us to credit risk in the event of default of our counterparty or customer.  In such instances, the collateral we hold may be insufficient to cover our losses, as we may be unable to realize upon or liquidate at prices sufficient to recover the full amount of our credit or derivative exposure.  Such events could have a material and adverse affect on our operating results and financial condition.

Uncertainty in the financial markets could result in lower fair values for securities we hold in our investment portfolio.

The upheaval in the financial markets over the past two years has adversely impacted all classes of securities and has resulted in volatility in the fair values of our investment securities.  Issues with credit quality of the securities could result in lower fair values for these securities and may result in recognition of an other-than-temporary impairment charge, which would have a direct adverse impact on our financial condition and results of operations.

Terrorism, acts of war, international conflicts and natural disasters can adversely affect us.

Acts or threats of war or terrorism, international conflicts, natural disasters, and the actions taken by the United States and other governments in response to such events, could disrupt business operations and negatively impact general business and economic conditions in the country.  If terrorist activity, acts of war, other international hostilities or natural disasters disrupt business operations, trigger technology delays or failures, or cause damage to our physical facilities, our customers or service providers, or cause an overall economic decline, our financial condition and operating results could be materially adversely affected.  The potential for future occurrences of these events has created many economic and political uncertainties that could adversely affect our business and results of operations in ways that we cannot presently predict.

We operate in a highly regulated environment.

We are subject to extensive federal and state regulation and supervision, including regulation and supervision by Federal Reserve Bank of Chicago (the “Reserve Bank”), FDIC and DFI.  Existing state and federal banking laws subject us to substantial limitations with respect to loans, purchase of securities, payment of dividends and many other aspects of our business. Increased regulation of the financial institutions industry would likely increase our cost of doing business and could limit our ability to pursue business opportunities.  There can be no assurance that future legislation or government policy will not adversely affect the banking industry in general, or our operations specifically, resulting in a competitive disadvantage.

The Recent Repeal of Federal Prohibitions on Payment of Interest on Demand Deposits Could Increase our Interest Expense.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed on July 21, 2011 as part of the Dodd-Frank Act.  As a result, some financial institutions have commenced offering interest on demand deposits to compete for customers.  We do not yet know what interest rates other institutions may offer as market rates begin to increase.  Our interest expense will increase and our net interest margin will decrease if we begin offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on our financial condition and results of operations.

We may need to raise additional capital in the future, and such capital may not be available when needed or at all.

We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, particularly if our asset quality or earnings were to deteriorate significantly.  Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance.  Economic conditions and the loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve Board.

We cannot assure that such capital will be available on acceptable terms or at all.  Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of the Bank or counterparties participating in the capital markets may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity.  Moreover, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors.  An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

Our controls and procedures may fail or be circumvented.

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures.  Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurance that the objectives of the system are met.  Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain key people.  Competition for the best people in most activities engaged in by us can be intense and we may not be able to hire people or to retain them.  The unexpected loss of services of our key personnel could have a material adverse effect on our business because of their skills, knowledge of our market, years of industry experience and difficulty of promptly finding qualified replacement personnel.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business.  Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems.  While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do, that they will be adequately addressed.  The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability any of which could have a material adverse effect on our financial condition and results of operations.

Changes in the fiscal and monetary policies of the federal government and its agencies could affect the general or local economies, change the way we do business, increase our costs, or otherwise have an adverse effect on us.

The policies of the Federal Reserve Board impact us significantly.  The Federal Reserve Board regulates the supply of money and credit in the United States.  Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments we hold.  Those policies determine to a significant extent our cost of funds for lending and investing.  Changes in those policies are beyond our control and are difficult to predict.  Federal Reserve Board policies can affect our borrowers, potentially increasing the risk that they may fail to repay their loans.  For example, a tightening of the money supply by the Federal Reserve Board could reduce the demand for a borrower's products and services.  This could adversely affect the borrower's earnings and ability to repay its loan, which could materially adversely affect us.

We are subject to examinations and challenges by tax authorities.

In the normal course of business, we are routinely subject to examinations and challenges from federal and state tax authorities regarding the amount of taxes due in connection with investments we have made and the businesses in which we engage.  Recently, federal and state taxing authorities have become increasingly aggressive in challenging tax positions taken by financial institutions. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property and income tax issues, including tax base, apportionment and tax credit planning. The challenges made by tax authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. If any such challenges are made and not resolved in our favor, they could have an adverse effect on our financial condition and results of operations.

Changes in technology may affect our operations.

The banking industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs.  Our future success will depend in part on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. There can be no assurance that we will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.  Further, we rely on third- party providers to handle virtually all of the data processing aspects of our business and technological or personnel failures by these providers could also adversely our operations.

We rely on dividends from the Bank for most of our revenue.

We are a separate and distinct legal entity from our subsidiary.  We receive substantially all of our revenue from dividends from our subsidiary.  These dividends are the principal source of funds to pay dividends to our shareholders.  Various federal and/or state laws and regulations limit the amount of dividends the Bank may pay to us.

In addition to such established statutory and regulatory limitations, for the foreseeable future the Bank is restricted from paying dividends on its common stock without first obtaining the consent of its banking regulators.  These same limitations apply to us after the Reorganization.  Further, even if we are legally able to do so, we may elect not to pay dividends on our common stock and instead decide to reinvest earnings in the Bank for operating capital and to support growth.  See “Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividends and Dividend Policy.”

There are numerous risks associated with our implementation of certain key strategic initiatives.

In consultation with our banking regulators we have recently implemented or are in the process of implementing several strategic initiatives designed to strengthen our financial condition, management and strategic planning functions (see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Strategic Plans and Initiatives").  Among other things:

●	we cannot assure you that implementing these strategic initiatives will, in fact, result in any improvements in our financial condition or results of operations;

●

the process of implementing these initiatives will represent a distraction and diversion of the time and efforts of key management personnel, which could adversely affect our ability to take advantage of opportunities for growth and profitability; and

●	if we are unable to implement one or more of these initiatives, we may face regulatory scrutiny, criticism or enforcement action, which could adversely affect us.

Finally, one of our strategic initiatives is to achieve a Tier 1 Leverage Capital ratio of at least 9 percent of total assets.  However, at December 31, 2011, our Tier 1 Leverage Capital ratio was 8.87%.

Although we believe that we may be able to increase capital to the targeted levels through internal growth and profitability, in order to accomplish these goals, we may be forced to seek additional sources of capital (including common or preferred equity, or issuing subordinated indebtedness) and may be unable to successfully do so or only be able to do so on terms which are unfavorable to us and our shareholders (including potentially having a dilutive effect on our common shareholders).  Alternatively, we may be forced to “shrink” our balance sheet (reduce assets while maintaining capital levels) to improve our capital ratios, which could adversely affect us.  Finally, if we are unable to achieve these capital goals, we may be subject to regulatory criticism and possible enforcement action against us.

Risks Associated with our Common Stock

Our stock is illiquid.

Although our stock is publicly traded, transactions in our stock are limited and sporadic and our shareholders may not be able to readily liquidate their investment in our stock in the case of financial emergency or otherwise.

We are effectively controlled by our directors and members of our management team.

Our directors and executive officers currently beneficially own or hold the power to vote more than 19 percent of our issued and outstanding common stock which, although it does not constitute numerical control, gives them significant influence and, in some cases, effective control over most corporate decisions to be made by our shareholders (see “Security Ownership of Certain Beneficial Owners, Management and Related Shareholder Matters,” Item 12 of this Report).  Among other things, this could, as a practical matter, limit the ability of non-management shareholders to effect a change in management or control key corporate decisions, such as amendments to the Articles of Incorporation or any merger or acquisition that is subject to shareholder approval.

An investment in our common stock is not an insured deposit.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity.  Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company.  As a result, if you acquire our common stock, you could lose some or all of your investment.

Certain banking laws may have an anti-takeover effect.

Provisions of federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders.  These provisions effectively inhibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2011 we are operating out of two locations.

Our main office is located at 2450 Witzel Avenue on the west side of Oshkosh.  The building contains approximately 19,000 square feet on two levels.  We own approximately 60% of the building in a condominium relationship.  A local CPA firm owns the remaining 40%.  The CPA firm performs payroll processing services for us, but does not perform any auditing or consulting services for us.

Our branch office is a free-standing, newly constructed facility located at 2201 Jackson Street on the north side of Oshkosh that opened in January 2007.  The building contains 3,087 square feet of floor area.  It is a leased facility with rent of $4,116 per month.  We are responsible for real estate taxes and utilities.  The term of the lease is ten years, expiring in December 2016.  The lessor is an entity owned by Director Thomas Rusch.  Terms of the lease were reviewed by an independent appraiser, and found to be in line with current market conditions for the area.  Lease terms were approved by the full Board of Directors, with Mr. Rusch absent from discussions.  We believe that the properties are adequately covered by insurance and that these facilities are adequate to meet our present needs.

Item 3.  Legal Proceedings

We may be involved from time to time in various routine legal proceedings incidental to our business. To our knowledge, there are no pending legal proceedings to which we are a party and which may have a materially adverse effect on our property, business, financial condition, or results of operations.

Item 4.  Mine Safety Disclosures

Not applicable.

PART I

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Prior to consummation of the Reorganization on March 10, 2011 the Bank’s common stock was traded over the counter on the OTC Bulletin Board (“OTCBB”) under the symbol “CBKW.OB.”  Trading on the OTCBB began on July 24, 2006, prior to which there was no established market for the Bank’s common stock.  Trading activity on the Bank’s common stock was light.  Following consummation of the Reorganization on March 10, 2011, our stock is traded on the OTCBB under the same “CBKW.OB” symbol that represented the Bank’s stock prior to that date.  The following table sets forth the high and low OTCBB bid quotations for the Bank’s (prior to March 10, 2011) and (beginning on March 10, 2011) our common stock by quarter for the past two years:

	Quarter Ended

	12/31/2011	9/30/2011	6/30/2011	3/31/2011
High Bid	$7.40	$8.16	$10.50	$7.35
Low Bid	$5.00	$5.50	$6.00	$5.00

	12/31/2010	9/30/2010	6/30/2010	3/31/2010
High Bid	$8.00	$8.60	$8.60	$8.25
Low Bid	$6.15	$7.75	$7.70	$7.00

At February 16, 2012, there were approximately 905 shareholders of record of our common stock, with 2,160,620 shares outstanding.  On that date there were outstanding warrants to purchase 431,370 shares of our common stock (previously, the Bank’s common stock) that were awarded to the Bank’s initial shareholders based on one warrant for every five shares of stock purchased, each having an exercise price of $12.50 per share and expiring on July 24, 2012.  Finally, on February 16, 2012, we had outstanding warrants to purchase 213,750 shares of our common stock (previously, the Bank’s common stock) that were awarded to the Bank’s organizers, each having an exercise price of $10.00 per share and expiring on July 24, 2016.

Effective with the consummation of the Reorganization on March 10, 2011, each issued and outstanding share of Bank common stock was converted solely into the right to receive one (1) share of our common stock and the outstanding warrants for Choice Bank common stock were converted into substantially identical warrants to acquire our common stock.

Dividends and Dividend Policy

Our ability to pay dividends to our shareholders is largely dependent upon the Bank’s ability to pay dividends to us.  Historically, we have not paid cash dividends on our common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future.  We believe that it is in the best interest of our shareholders to reinvest our earnings back into our operations.  Our dividend policy could change in the future, however, there are substantial restrictions and limitations on our ability to pay dividends.

In connection with our implementation of certain strategic initiatives (see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Strategic Plans and Initiatives") our banking regulators have advised us that, for the foreseeable future, the Bank should not declare or pay dividends on its common stock without their prior consent.  In addition to this restriction, there are a number of potential limitations that could affect the Bank’s ability to pay dividends to us, and thus our ability to pay dividends to our shareholders, in the future.

The Bank's ability to pay dividends to us is regulated by various banking-related statutes.  Under Wisconsin banking law, Wisconsin-chartered banks generally may not pay, without prior regulatory approval, dividends in excess of their net profits.  In addition, the payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  Notwithstanding the availability of funds for dividends, however, the FDIC or the DFI may prohibit the payment of any dividends the FDIC or the WDFI  determines such payment would constitute an unsafe or unsound practice.

Even if we may legally declare dividends, the amount and timing of such dividends will be at the discretion of our Board of Directors.  The Board in its sole discretion may decide not to declare dividends.  The declaration and payment of dividends will be discretionary and will depend upon operating results, financial condition, regulatory limitations, tax considerations and other factors.

We did not sell any securities without registration during 2011 or repurchase any of our common stock or other securities during the fourth quarter of 2011.

Item 6.  Selected Financial Data

Item 6 is not required because the Bank is a Smaller Reporting Company.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion describes our consolidated results of operations for the year ended December 31, 2011, as compared to the Bank’s results of operations for the year ended December 31, 2010 and also compares our consolidated financial condition as of December 31, 2011 to the Bank’s financial condition at December 31, 2010.  Since the consummation of the Reorganization, our sole asset is our investment in the Bank and our operations are conducted solely through the Bank.  Accordingly, management believes the comparison of our financial information on a consolidated basis for dates and periods from and after the March 10, 2011 Reorganization with financial information for the Bank for dates and periods prior to the March 10, 2011 Reorganization are appropriate and meaningful.

Forward Looking Statements

Attention is called to the discussion under the caption “Forward-Looking Statements” appearing in Part I of this Report, immediately preceding Item 1. Business.  The following discussion should be read in conjunction with the audited financial statements.

Critical Accounting Policies

Our accounting and reporting policies are in accordance with GAAP and conform to general practices within the banking industry.  Our significant accounting policies are described in the notes to the financial statements.  Certain accounting policies require management to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies.  The estimates and assumptions used are based on historical experience and other factors that management believes to be reasonable under the circumstances.  Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.  We believe the following critical accounting policies require the most significant estimates and assumptions that are particularly susceptible to a significant change in the preparation of our financial statements.

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

We may also recognize a liability for unrecognized tax benefits from uncertain tax positions.  Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the financial statements.  Interest and penalties related to unrecognized tax benefits are classified as income taxes.

Allowance for Loan and Lease Losses

Management considers the policies related to the Allowance critical to the financial statement presentation.  The Allowance represents management’s assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio.  Management’s assessment of the adequacy of the Allowance is determined based on evaluation of individual loans as well as the general risk factors inherent to the extension of credit.  At December 31, 2011 and 2010, our allowance was 2.60% and 2.17%, respectively, of our gross loan portfolio.

A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors affecting the adequacy of the Allowance.

The following factors are considered in maintaining the Allowance:

●	the asset quality of individual loans;

●	changes in the national and local economy and business conditions/development, including underwriting standards, collections, charge off and recovery practices;

●	changes in the nature and volume of the loan portfolio;

●	changes in the experience, ability and depth of our lending staff and management;

●	possible deterioration in collateral segments or other portfolio concentrations;

●	changes in the quality of our loan review system and the degree of oversight by our board of directors;

●	the effect of external factors such as competition and the legal and regulatory requirements on the level of estimated credit losses in our current loan portfolio; and

●	off-balance sheet credit risks.

These factors are evaluated at least quarterly and changes in the asset quality of individual loans will be evaluated more frequently as needed.  We establish minimum general reserves based on the asset quality of the loan.  General reserve factors applied to each type of loan are based upon management’s experience and common industry and regulatory guidelines.  After a loan is underwritten and booked, loans are monitored or reviewed by the account officer, management, and external loan review personnel during the life of the loan.  Payment performance is monitored monthly for the entire loan portfolio.  Account officers contact customers during the course of business and may be able to ascertain if weaknesses are developing with the borrower, external loan personnel perform an independent review annually, and federal and state banking regulators perform periodic reviews of the loan portfolio.  If weaknesses develop in an individual loan relationship and are detected, the loan will be downgraded and higher reserves will be assigned based upon management’s assessment of the weaknesses in the loan that may affect full collection of the debt.  If a loan does not appear to be fully collectible as to principal and interest, the loan will be recorded as a non-accruing loan and further accrual of interest will be discontinued while previously accrued but uncollected interest is reversed against income.  If a loan will not be collected in full, the Allowance is increased through a loan loss provision charged to earnings to reflect management’s estimate of potential exposure of loss.

In 2011, the Bank charged off approximately $0.1 million related to two loans.  Management elected to provide regular loan loss provisions aggregating $1.2 million in 2011 to bolster our reserves to support loan growth in 2011.  As of December 31, 2011, the Bank had four loans classified as non-accrual.  Three of the loans, totaling $1.0 million, are secured by real estate.  The remaining loan totaled $0.1 million and is secured primarily by inventory and equipment. Management has factored these loans into the Allowance reported as of December 31, 2011.

Management believes that resolution of these credits will be achieved without substantial additional impact to earnings.  One of the loans listed as non-accrual totaling $0.8 million was classified as non-accruing based on the reporting requirements of our sale of real estate.  In March 2011, we sold a property held as Other Real Estate Owned (“OREO”) valued on our balance sheet at $850,000 for a total sales price of $1.2 million.  We financed the sale under terms that defer recognition of the sale, including any gain, until sufficient loan payments are received under the installment method of accounting for sales of real estate.  In addition, we are required to classify the loan as non-accruing until sufficient loan payments are received for conversion to full-accrual accounting.  Management expects that the loan will convert to full-accrual status in the first quarter 2012, but there can be no assurance that it will be able to do so at that time, or ever.

Historical performance is not an indicator of future performance, particularly considering our very short operating history.  Future results could differ materially.  However, management believes, based upon known factors, management’s judgment, and regulatory methodologies, that the current methodology used to determine the adequacy of our Allowance is reasonable.

The Allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the Allowance and the size of the Allowance in comparison to a group of peer banks identified by the regulators.  During their routine examinations of banks, regulatory agencies may require a bank to make additional provisions to its allowance for loan and lease losses when, in the opinion of the regulators, credit evaluations and methodology differ materially from those of management.  While it is our policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses that cannot be quantified precisely or attributed to particular loans or classes of loans.

General

Our results of operations depend primarily on net interest income, which is the difference between interest earned on interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds.  We also generate non-interest income, such as service charges, secondary market fees for mortgage loans, and other fees.  Non-interest expenses consist primarily of employee compensation and benefits, occupancy expenses, marketing expenses, data processing costs, and other operating expenses.  We are subject to losses from our loan portfolio if borrowers fail to meet their obligations.  Results of operations can also be significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

The following discussion focuses on the major components of our operations.  This discussion should be read in conjunction with our financial statements and accompanying notes.  Current performance may not be indicative of our future performance.

Strategic Plans and Initiatives

The Bank, in consultation with its banking regulators, is continuing its implementation of the following strategic plans and initiatives, among others:

1.

The Bank will develop a written analysis and assessment of management and staffing needs to identify potential officer and staff positions needed to ensure that the Bank continues to operate in a safe and sound manner.

2.

The Bank will formulate a written plan of action to lessen the Bank’s risk position in each asset which is classified as “Substandard” by the Banking Regulators and which aggregated $200,000 or more.  Such plan will include establishing dollar levels to which the Bank will strive to reduce each asset and the submission of monthly written progress reports to the Bank’s board of directors for review.

3.

Prior to submission of Reports of Condition and Income required by the FDIC, the board of directors of the Bank will review the adequacy of the Bank’s allowance for loan and lease losses, provide an adequate allowance, and report such allowance.

4.	The Bank will ensure ongoing compliance with the FFIEC Advisory on Interest Rate Risk Management issued on January 6, 2010.

5.	The Bank will ensure ongoing compliance with the Interagency Statement Policy on Funding and Liquidity Risk Management, issued March 22, 2010.

6.	The Bank will take steps to reduce certain concentrations of credit within its portfolio.

7.	The Bank will insure that all watch list credits and “Troubled Debt Restructures” are properly reported to the board of directors.

8.

The Bank will develop a written plan to address goals and strategies for improving and sustaining earnings.  Such plan will address conservative growth initiatives and be consistent with the Bank’s loan, investment, and funds management policies.  It will include, among other things, areas of potential operational improvement, realistic and comprehensive budgets, a budget review process, a description of operating assumptions, and a periodic salary review for staff.

9.

The Bank will strive to maintain a Tier 1 Leverage Capital ratio at a level equal to or exceeding 9% of the Bank’s total assets and a Total Risk-Based Capital ratio level equal to or exceeding 12% of the Bank’s total assets.

ALTHOUGH THESE STRATEGIC INITIATIVES ARE DESIGNED TO STRENGTHEN THE BANK’S FINANCIAL CONDITION, MANAGEMENT AND STRATEGIC PLANNING FUNCTIONS, THERE CAN BE NO ASSURANCE THAT IT WILL BE ABLE TO IMPLEMENT THESE STRATEGIC INITIATIVES SUCCESSFULLY OR THAT IMPLEMENTING THEM WILL RESULT IN ANY IMPROVEMENTS IN OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS.  MOREOVER, THERE ARE SIGNIFICANT RISKS ASSOCIATED WITH OUR EFFORTS TO IMPLEMENT THESE INITIATIVES OR OUR FAILURE TO IMPLEMENT THEM SUCCESSFULLY.  SEE “RISK FACTORS”  SECTION ABOVE.

Comparisons of Operating Results for the periods ended December 31, 2011 and 2010

We reported net income of $3.2 million for the year ended December 31, 2011, an increase of $8.3 million compared to a net loss of $5.1 million in 2010.  Both basic and diluted income per share were $1.50 for 2011 compared to loss per share of $2.35 for 2010.  Return on average assets and return on average equity for 2011 were 1.93% and 24.27% respectively, compared to -3.53% and -28.82%, respectively, for 2010.

We experienced improved operating results during 2011 primarily due to improved asset quality that resulted in less provision for loan loss expense relative to 2010.  A stable loan portfolio and reduction in problem assets resulted in a $1.4 million decrease in our provision for loan losses and a $1.4 million decrease in loss on valuation of other assets for 2011 relative to 2010.  The annual provision for loan losses was $1.2 million in 2011 compared to $2.6 million for 2010.  We incurred a $0.1 million charge to income for the devaluation of other assets in 2011 compared to a $1.5 million valuation loss during 2010.

Comparable net income for 2011 and 2010 was significantly impacted by the accounting for income taxes related to our deferred tax asset.  Approximately $4.0 million of the increase in net income for 2011 relative to 2010 is attributed to the impact of income tax expense.  Income tax expense of $2.8 million was recognized in 2010 for the establishment of a full valuation allowance on our deferred tax asset.  An income tax credit of $1.2 million was recognized in 2011 for a partial reversal of the valuation allowance based on an impairment evaluation as of December 31, 2011.

Net interest income for 2011 was $7.0 million compared to $4.9 million during 2010.  The $2.1 million or 43.1% increase in net interest income relative to 2010 is attributed to the combination of growth in earning assets and the increase in net interest spread during 2011.  Our average net interest spread and average net interest margin improved by 59 basis points and 56 basis points, respectively, from the average ratios reported for 2010.

Noninterest revenues for 2011 declined $0.5 million or 50.0% from 2010 due primarily to a decrease in rental income, as well as a decline in mortgage financing fees.

Noninterest expense for 2011 decreased $1.3 million or 23.5% from 2010 due primarily to the above noted $1.4 million decrease in expense for devaluation of other assets.

Total assets were $175.1 million at December 31, 2011 compared to $163.7 million at December 31, 2010.  Included in total asset growth was an increase of $18.4 million in net loans offset by a $7.1 million decrease in cash and cash equivalents compared to year-end 2010.  Deposit growth totaled $7.4 million for 2011 and represented primarily an increase in term deposits.

As of December 31, 2011, nonperforming loans were $1.1 million representing 0.71% of total loans.  Nonperforming loans at December 31, 2011 include a $0.9 million loan that is classified as non-accrual based on the accounting for the financing of a purchase of bank-owned property.  The ratio of nonperforming loans to total loans is 0.18% when this loan is excluded.  As of December 31, 2010, nonperforming loans were $0.3 million representing 0.19% of total loans.

As of December 31, 2011, OREO was $1.0 million representing 0.58% of total assets.  OREO was $1.9 million representing 1.16% of total assets at December 31, 2010.  OREO decreased $0.9 million during 2011.

The allowance for loan loss was $4.1 million, or 2.60% of total loans, at December 31, 2011 compared to an allowance of $3.0 million, or 2.17% of total loans, at December 31, 2010.

Our capital position remains strong with an 11.33% Tier I risk-based capital ratio for 2011.  Our capital position, when combined with the Allowance, provides ample cushion in the event of potential loan charge-offs.

Basic ratios measuring performance for the years ended December 31, 2011 and 2010, respectively, are shown below:

	2011	2010

Return on average assets	1.93%	-3.53%

Return on average equity	24.27%	-28.82%

Earnings per share	$1.50	-$2.35

Net interest income

Net interest income is the difference between the income earned on assets and interest paid on deposits and borrowings used to support such assets.  Net interest income is determined by the yields earned on our interest-earning assets and the rates paid on our interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of our interest-earning assets and interest-bearing liabilities.  Net interest income divided by average interest-earning assets represents our net interest margin.  Competition for loans and deposits has a direct effect on net interest margin.

The following table represents the average volume of interest-earning assets, interest-bearing liabilities, average yields and rates for the years ended December 31, 2011 and 2010:

	2011			2010			2009
(In thousands)	Average	Income/	Annualized	Average	Income/	Annualized	Average	Income/	Annualized
	Balance	Expense	Yield/Cost	Balance	Expense	Yield/Cost	Balance	Expense	Yield/Cost
ASSETS
Interest-earning assets:
Investment securities (1)	$ 9,950	$ 327	3.29%	$ 8,800	$ 322	3.66%	$ 6,398	$ 299	4.68%
Federal funds sold	2,428	3	0.14%	4,047	6	0.14%	1,292	2	0.15%
Loans (2)	153,745	8,899	5.79%	121,231	6,943	5.73%	107,932	5,933	5.50%
Total earning assets	$ 166,123	$ 9,229	5.56%	$ 134,078	$ 7,271	5.42%	$ 115,622	$ 6,234	5.39%

Noninterest-earning assets:
Cash and due from banks	1,332			1,206			1,330
Allowance for loan losses	(3,536)			(2,274)			(1,324)
Other Assets	4,153			10,820			6,056

Total Assets	$ 168,072			$ 143,830			$ 121,684

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Interest-bearing demand	$ 51,307	$ 394	0.77%	$ 44,848	$ 693	1.55%	$ 24,393	$ 452	1.85%
Savings deposits	3,730	12	0.31%	4,524	55	1.20%	3,344	56	1.67%
Certificates of deposit	88,882	1,849	2.08%	69,957	1,662	2.38%	67,575	2,176	3.22%
Borrowed funds	1,264	17	1.37%	147	1	0.66%	501	3	0.67%

Total interest-bearing liabilities	145,183	2,272	1.57%	119,476	2,411	2.02%	95,813	2,687	2.80%

Non-interest-bearing liabilities
and stockholders' equity:
Non interest-bearing deposits	8,782			6,099			4,833
Other liabilities	744			619			844
Stockholders equity	13,363			17,636			20,194

Total Liabilities and Stockholders' Equity	$ 168,072			$ 143,830			$ 121,684

Net interest income		$ 6,957			$ 4,860			$ 3,547

Net interest spread			3.99%			3.41%			2.59%

Net interest margin			4.19%			3.63%			3.07%

(1)

No tax-exempt securities were held during the last three years that would affect the calculation of yield on investment securities.

(2)

Non-accrual loans are included in the average daily loan balance, but interest income associated with these loans is recognized under the cash basis method of accounting.

(3)

Interest rate spread is the weighted average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

(4)

Net interest margin is net interest income divided by average interest-earning assets.

The following table presents a summary of the changes in interest income and expense attributed to both rate and volume for the periods indicated.

	Year Ended December 31,
	2011			2010
	Increase (Decrease)			Increase (Decrease)
	Due to Change In			Due to Change In
(In thousands)	Average	Average	Total	Average	Average	Total
	Balance	Rate	Change	Balance	Rate	Change
Interest income:
Investment securities	42	(37)	5	138	(115)	23
Federal Funds sold	(2)	0	(2)	4	0	4
Loans	1,862	94	1,956	731	279	1,010

Total interest income	1,902	57	1,959	873	164	1,037

Interest expense:
Interest-bearing demand	100	(399)	(299)	379	(138)	241
Savings deposits	(10)	(33)	(43)	20	(21)	(1)
Certificates of deposit	450	(262)	188	77	(591)	(514)
Borrowed Funds	7	9	16	(2)	0	(2)

Total interest expense	547	(685)	(138)	474	(750)	(276)

Net interest income	1,355	742	2,097	399	914	1,313

The increase in net interest income for 2011 relative to 2010 is due to the combination of growth in earning assets and the increase in net interest spread.  Average earning assets for 2011 were $32.0 million greater than the average earning assets held during 2010.  The growth in volume of earning assets generated $1.9 million in additional interest income and, which when offset by $0.5 million in interest expense tied to the growth in deposit balances, resulted in a net increase attributable to volume of $1.4 million in net interest income for 2011 compared to 2010.  The increase in net interest spread for 2011 relative to 2010 generated additional net interest income of $0.7 million for 2011.  The net interest spread for 2011 was 3.99% compared to net interest spread of 3.40% for 2010.

The improvement in net interest spread for 2011 is attributed to a reduction in cost of funds combined with an increase in yield on earning assets.  The reduction in cost of funds during 2011 enabled the Bank to generate additional net interest income of $0.7 million.  The net impact of changing interest rates on net interest income contributed $0.7 million to the increase in net interest income for 2011, including a $0.1 million increase related to a rise in yields on earning assets.

Our average interest-earning assets of $166.1 million for 2011 yielded an average return of 5.56%, compared to average interest-earning assets of $134.1 million yielding a 5.42% average return for 2010.  The growth from 2010 to 2011 in average interest-earning asset balances totaled $32.0 million including a $32.5 million increase in average loan balances offset by a $0.5 million net decline in average balances for overnight funds and investment securities.  Loan growth was derived from the continued expansion of the commercial loan portfolio that was first initiated with the addition of another experienced commercial lender in 2010.  The growth in commercial loans, which typically carry a higher interest rate than investment securities, is also credited with increasing the yield on average interest-earning assets.

Interest-bearing liabilities averaged $145.1 million for 2011 with an average interest rate of 1.57%.  The average balance and average interest rate paid on interest-bearing liabilities were $119.5 million and 2.02%, respectively, for 2010.  The growth from 2010 to 2011 in average interest-bearing liabilities totaled $25.6 million including $6.4 million in interest-bearing demand accounts.  The influx of lower cost demand deposits combined with the repricing of term deposits in a low rate environment enabled us to decrease our cost of funds by 45 basis points during 2011.

The Bank’s net interest margin was 4.19% for 2011 compared to 3.63% for 2010.  The 56 basis point rise in net interest margin reflects the noted improvement in funding and earning asset management for 2011.

The increase in net interest income for 2010 relative to 2009 was attributed to growth in average earning assets of $18.5 million and an improvement in net interest spread of 82 basis points during 2010  over 2009.  The growth in average earning assets from 2009 to 2010 included a $13.3 million increase in average loan balances and a $5.2 million increase in average investment assets.  The improvement in net interest spread for 2010 was largely attributed to a 78 basis point reduction in cost of funds from 2.80% in 2009 to 2.02% in 2010.  The decrease in cost of funds included a decline in certificates of deposit rates of 84 basis points, a decline in interest-bearing demand rates of 30 basis points, and a decline of 47 basis points in savings deposits from the prior year.

Provision for loan losses

The provision for loan losses decreased by $1.4 million or 50.2% from $2.6 million during 2010 to $1.2 million during 2011.  The decrease is attributed to improved asset quality that, based on management’s evaluation of the adequacy of the allowance for loan losses, supported a lower provision for 2011 relative to 2010.  During 2011, we charged off $0.1 million in loans compared to $1.8 million charged off in 2010.  The $1.2 million annual provision for 2011, combined with a low loss experience during 2011, enabled the Bank to increase the allowance for loan losses to 2.60% of total loans as of December 31, 2011 compared to  2.17% of total loans at December 31, 2010.

Non-interest Income

The following table reflects the various components of non-interest income for the twelve-month periods ended December 31, 2011 and 2010, respectively.

	Twelve-month period ended

Non-interest income	December 31, 2011	December 31, 2010	Change-%

Loan document preparation fees	$ 84,345	$ 109,581	-23.0%
Other customer service fees	131,841	128,336	2.7%

Total customer service fees	216,186	237,917	-9.1%
Secondary market fees	225,683	309,904	-27.2%
Rental income on other real estate	15,483	367,228	-95.8%

Total non-interest income	$ 457,352	$ 915,049	-50.0%

Non-interest income decreased $0.5 million, or 50.0%, for 2011 relative to 2010.  A decline in rental income on OREO property had the most notable impact on non-interest income for 2011 relative to 2010, resulting from the fact that the OREO property that generated rental income in 2010 was sold in December 2010.  The rental income for 2011 was generated on a smaller property.

A decrease in the volume of mortgage financing activity also had an impact on non-interest income for 2011 relative to 2010.  Secondary market fees and loan document preparation fees, which are heavily tied to mortgage financing volume, declined $84,221 and $25,236, respectively during 2011 compared to 2010.

Non-interest Expense

The following table reflects the various components of non-interest expense for the twelve-month periods ended December 31, 2011 and 2010, respectively.

	Twelve-month period ended

Non-interest Expense	December 31, 2011	December 31, 2010	Change-%

Salaries and benefits	$ 2,295,045	$ 2,037,366	12.6%
Occupancy and equipment	342,845	398,584	-14.0%
Data processing	141,801	197,939	-28.4%
Marketing	50,026	102,409	-51.2%
Professional fees	410,069	480,750	-14.7%
FDIC premium	356,903	182,016	96.1%
Loss on devaluation of other assets	120,200	1,544,855	-92.2%
Other	454,265	510,109	-10.9%

	$ 4,171,154	$ 5,454,028	-23.5%

Non-interest expense decreased $1.3 million, or 23.5%, for 2011 relative to 2010.

Salaries and benefits increased $0.3 million, or 12.6%, for 2011 relative to 2010.  This increase was primarily due to staff expansion, incentive compensation, and merit-based pay increases for Bank personnel, as well as an increase in compensation expense for stock options.

Occupancy and equipment expense decreased $0.1 million, or 14.0% for 2011 relative to 2010, attributable primarily to lower depreciation expense on computer related equipment.  A significant amount of computer-related equipment had been fully depreciated in 2010.

Data processing expense decreased by $0.1 million, or 28.4%, for 2011 relative to 2010.  The renegotiation of a major vendor contract provided much of the savings reported for 2011.

Marketing expense decreased $0.1 million, or 51.2%, for 2011 relative to 2010.  The overall reduction in expense is due to the reduction in formal advertising campaigns and a more focused community support initiative during 2011.

Professional fees, which includes legal, audit, and consulting services, decreased $0.1 million, or 14.7%, for 2011 relative to 2010.  This was primarily attributable to a decrease in legal expense, as we had incurred additional legal expense in 2010 related to the formation of the bank holding company.  The decrease in legal expense during 2011 was offset by additional professional fees associated with the conversion of bank stock to holding company stock and consulting fees related to an external review of bank internal controls and procedures.

FDIC premium expense increased $0.2 million, or 96.1%, for 2011 relative to 2010.  The premium increase during 2011 is attributed to an increase in our assessment rate and the growth in our net assets subject to assessment.

A $1.4 million decrease in expense related to loss on devaluation of other assets was recognized for 2011 relative to 2010.  The Bank reported a $0.1 million loss on devaluation of other assets for 2011 compared to a $1.5 million loss on devaluation reported in 2010.  The reduction in expense is attributed to the divestment of OREO property held during 2011, combined with more stable valuations of other assets.

Total other non-interest expense decreased $0.1 million, or 10.9%, for 2011 relative to 2010.  The decrease in other expense is attributed to management efforts to contain overhead costs under a lean operation initiative that was implemented during 2011.

Income Taxes

A $1.2 million income tax benefit was recognized in 2011 compared to a provision for income taxes of $2.8 million for 2010.  The increased income taxes associated with our improved profitability in 2011 were more than offset by changes to the valuation allowance for our deferred tax asset during the year.

The basic principles for accounting for income taxes require that deferred income tax assets be analyzed to determine if a valuation allowance is required.  A valuation allowance is required “if it is more likely than not that some portion of the deferred tax asset will not be realized.”

A valuation allowance for our deferred tax asset was established at December 31, 2010.  In 2011, the valuation allowance was reduced by $0.8 million for tax benefits recognized on net operating income generated during the year.  A $1.2 million partial reversal of the remaining valuation allowance was recognized at December 31, 2011 based on an evaluation of the continued impairment of the Bank’s deferred tax asset.

All available evidence, both positive and negative, was considered to determine whether any impairment of this asset should be recognized.  Based on consideration of the available evidence including earnings/loss history, anticipated future pretax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a partial reversal of the valuation allowance was deemed appropriate at December 31, 2011.  The valuation allowance balance, after the partial reversal, was $1.7 million at December 31, 2011.

The Bank has federal and state operating loss carryforwards that approximate $1,500,000 for federal and $1,300,000 for state that may be applied against future federal and state taxable income earned.  The carryforwards begin to expire in December 31, 2026 for federal purposes and December 31, 2021 for Wisconsin purposes.

Comparison of Financial Condition at December 31, 2011 and 2010

Total assets at December 31, 2011 were $175.1 million, an $11.4 million increase over total assets of $163.7 million at December 31, 2010.

	December 31, 2011		December 31, 2010

Assets	Dollar Amount	%	Dollar Amount	%

Cash and cash equivalents	$ 1,949,825	1.11%	$ 9,091,935	5.55%
Securities available for sale	9,218,665	5.26%	11,762,431	7.19%
Loans held for sale	3,463,500	1.98%	638,131	0.39%
Loans	155,577,564	88.83%	137,187,579	83.81%
Prepaid FDIC premium	211,596	0.12%	413,116	0.25%
Deferred tax asset	1,200,000	0.69%	-	0.00%
Other real estate owned	1,020,000	0.58%	1,892,200	1.15%
Other assets	2,502,099	1.43%	2,712,482	1.66%

Total assets	$ 175,143,249	100.00%	$ 163,697,874	100.00%

Liabilities and Equity

Deposits	$ 158,244,453	90.35%	$ 150,818,896	92.13%
Other liabilities	1,245,524	0.71%	623,533	0.38%
Stockholders' equity	15,653,272	8.94%	12,255,445	7.49%

Total liabilities and equity	$ 175,143,249	100.00%	$ 163,697,874	100.00%

Total assets at December 31, 2011, were $175.1 million.  This represents an increase of $11.4 million, or 7.0% from year-end 2010.  Cash and cash equivalents decreased $7.1 million for 2011, including a $1.1 million decrease in cash balances and a $6.0 million decrease in federal funds sold as compared to balances held at December 31, 2010.  Net loans increased $18.4 million, or 13.4% compared to year-end 2010.  The loan portfolio growth is attributed to the continued expansion of the commercial loan portfolio that was first initiated with the addition of another experienced commercial lender in 2010.  The deferred tax asset increased $1.2 million, or 100% based on the partial reversal of the valuation allowance at year-end 2011.  Total deposits at December 31, 2011 were $7.4 million, or 4.9%, higher than year-end 2010, primarily through growth in term deposit accounts.  Deposit growth was primarily from our local market area.

OREO totaled $1.0 million at December 31, 2011.  The OREO at December 31, 2011, consists of one residential property recorded at $0.8 million and two commercial real estate properties totaling $0.2 million.  We record OREO at fair value, less cost to sell the property, with any difference between the fair value of the property and the carrying value of the loan being charged to the Allowance.

Loans

Our gross loans were $159.7 million at December 31, 2011 compared to $140.2 million one year earlier.  Gross loans equaled 91.2% of total assets as of December 31, 2011, a 5.5% increase from the 85.7% reported for the previous year.

The breakdown of our loan portfolio is shown below:

	December 31, 2011%		December 31, 2010%

Commercial	$ 28,313,560	17.7%	$ 26,428,301	18.8%
Real estate:
Commercial	71,171,639	44.6%	62,208,710	44.4%
Residential	40,115,377	25.1%	32,477,382	23.2%
Construction & Development	11,655,897	7.3%	11,514,963	8.2%
Second Mortgages	1,904,291	1.2%	1,903,147	1.3%
Equity lines of credit	5,915,822	3.7%	5,059,613	3.6%
Consumer	646,033	0.4%	641,195	0.5%
Subtotals	159,722,619	100.0%	140,233,311	100.0%

Less: Allowance for loan losses	(4,145,055)		(3,045,732)
Loans, net	$ 155,577,564		$ 137,187,579

As of December 31, 2011, loan concentrations included approximately 45% of gross loans to finance commercial real estate, 25% of gross loans to finance residential property, and 18% of gross loans to finance commercial loans.  As of  December 31,2011, there was one individual loan relationship totaling $23.8 million or 14.9% of gross loans.  Management does not believe that this individual loan concentration presents any additional risk of loss as the total relationship is spread over multiple types of properties and geographical locations.  There were no other loan concentration categories that exceeded 10% as of our gross loans at December 31, 2011.

Commercial and Industrial Loans.  Commercial and industrial loans at December 31, 2011 totaled $28.3 million, comprising 17.7% of our gross loans, versus $26.4 million, or 18.8% of our gross loans at December 31, 2010.  We make loans to small and medium-sized businesses in our primary market area for purposes such as purchasing new, or making upgrades to, plant and equipment, inventory acquisition and various working capital purposes.  Factors considered in making commercial loans include the borrower’s cash flow, ability to repay and degree of management expertise.  Commercial loans may be subject to many types of risks that will differ depending on the particular industry a borrower is engaged in.  General risks to an industry, or industry segment, are monitored by senior management on an ongoing basis.  When warranted, individual borrowers who may be subject to risk due to an industry condition may be more closely analyzed and reviewed at a loan committee or board of directors’ level.  On a regular basis, commercial and industrial borrowers are required to provide financial statements for our review.  These statements are analyzed for trends and the loan is assigned a credit grade accordingly.  Based upon this grade, the loan may receive an increased degree of scrutiny by management up to and including the requirement of additional loss reserves.  Commercial loans will usually be secured by collateral, generally business assets that may comprise general intangibles, inventory, equipment or real estate.  These types of collateral are subject to the risks that it will not be readily convertible into a liquid asset, if necessary, as well as risks associated with degree of specialization, mobility and general collectability in a default situation.  To mitigate these kinds of collateral risk, we underwrite commercial loans to very strict standards, including requiring independent valuations of collateral and general acceptability based on our ability to monitor its ongoing value.

Commercial Real Estate Loans.  Commercial real estate loans totaled $71.2 million at December 31, 2011, comprising 44.6% of gross loans, versus $62.2 million, or 44.4% of gross loans at December 31, 2010.  We make loans to borrowers secured by commercial real estate located in our market area.  Commercial real estate lending entails certain risks not found in traditional residential real estate lending.  Repayment is dependent upon successful management and marketing of properties and on the level of expense necessary to maintain the property.  In underwriting this type of loan, we consider the historical and projected future cash flows from the property.  We make an assessment of the physical condition and general location of the property securing the loan and the effect these factors will have on its future desirability from a tenant standpoint.  We will generally lend up to a maximum 80% loan-to-value ratio and require a minimum debt service coverage ratio of 1.2 or other compensating factors.  Repayment of these loans may be adversely affected by conditions in the real estate market or the general economy.  Also, commercial real estate loans typically involve relatively large loan balances to a single borrower.  To mitigate these risks, we monitor our loan concentration to make sure that they conform to our policy levels.  Commercial real estate loans generally have a shorter maturity than other loan types, giving us the opportunity to re-price, restructure or decline to renew the loan, as appropriate.  As with other loans, all commercial real estate loans are graded depending upon strength of credit and performance.  A lower grade will result in increased scrutiny by management and the board of directors.

Construction and Development Loans.  Construction and development loans totaled $11.7 million, or 7.3% of gross loans, at December 31, 2011 compared to $11.5 million, or 8.2% of gross loans one year earlier.  We make residential construction and development loans to customers in our market area for both speculative projects and for projects being built with end buyers already secured.  This type of loan is subject primarily to market and general economic risk caused by inventory buildup in periods of economic prosperity.  During times of economic stress, this type of loan has typically had a greater degree of risk than other loan types.  To mitigate that risk, management reviews our entire construction and development portfolio on a regular basis.  The percentage of our portfolio being built on a speculative basis is tracked very closely.  On a quarterly basis, our portfolio is segmented by market area to allow analysis of exposure and a comparison to current inventory levels in these areas.  Our Loan Policy also provides for limits on speculative lending on a borrower-by borrower and project-by-project basis.

Residential real estate.  Residential real estate loans totaled $40.1 million, or 25.1% of our gross loans, at December 31, 2011 compared to $32.5 million, or 23.2% of our gross loans, and December 31, 2010.  Our residential real estate loans consist of residential second mortgage loans, residential construction loans and traditional mortgage lending for one-to-four family residences.  All of our long-term fixed rate mortgages are underwritten for potential resale to the secondary market.  We offer primarily adjustable rate mortgages.  All loans are made in accordance with our appraisal policy, with the ratio of the loan principal to the value of collateral as established by independent appraisal not exceeding 80%, unless the borrower “provides” or “obtains” private mortgage insurance.  We expect that these loan-to-value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.

Consumer Loans.  Consumer loans, including second mortgages and home equity lines of credit, totaled $8.5 million at December 31, 2011, comprising 5.3% of our gross loans, compared to $7.6 million, or 5.4% of our gross loans, at December 31, 2010.  We offer various types of consumer loans to retail customers in the communities we serve.  These include vehicle financing, loans secured by deposits, overdraft protection lines, and secured and unsecured personal loans.  Consumer loans are generally more risky than traditional residential real estate loans, but less risky than commercial loans.  Risk of default is usually determined by the well being of the local economies.  During times of economic stress, there is usually some level of job loss both nationally and locally, which directly affects the ability of the consumer to repay debt.  We manage our risk on consumer loans by imposing limits on the debt levels that consumer borrowers may carry and on loan terms and amounts, depending upon collateral type.

Loans secured by deposits carry little or no risk, but the other categories of consumer loans all carry varying degrees of risk:

●

Home equity lines carry the risk of loss in the underlying value of real estate collateral which could impact our ability to convert collateral into cash in the event of a default.  We require our customers to carry adequate insurance coverage to pay all mortgage debt in full if the collateral is destroyed.

●

Vehicle financing presents additional risks compared to real estate lending because the collateral is declining in value over the life of the loan and is mobile.  We attempt to manage the risks inherent in vehicle financing by matching the loan term with the age and remaining useful life of the collateral to ensure the customer always has an equity position and limit the risk of being “upside down.”  Collateral is protected by requiring the customer to carry insurance that lists us as loss payee.

●

Secured personal loans are generally smaller and made to borrowers with somewhat limited financial resources and credit histories.  These loans are secured by a variety of collateral with varying degrees of marketability in the event of default.  We manage risks on these types of loans primarily at the underwriting level, with strict adherence to debt to income ratio limitations and conservative collateral valuations.

●

Overdraft protection lines and other unsecured personal loans carry the greatest degree of risk in our consumer lending portfolio.  Without collateral, we are completely dependent on the commitment of the borrower to repay and the stability of the borrower’s income stream.

Loan Participations.  We sell loan participations in the ordinary course of business when a loan we originate exceeds our legal lending limit as defined by state banking laws.  These loan participations have been generally sold to other financial institutions without recourse.

From time to time in the ordinary course of business we also purchase loan participations without recourse from other banks.  Purchased loan participations are underwritten in accordance with our Loan Policy.  Although the originating financial institution provides much of the initial underwriting documentation, we are responsible for the appropriate underwriting, approval and the ongoing evaluation of the loan.  One risk associated with purchasing loan participations is that we often rely on information provided to us by the selling bank regarding collateral value and the borrower’s capacity to pay.  To the extent this information is not accurate, we may experience a loss on these participations.  Otherwise, we believe that the risk related to purchased loan participations is consistent with similar loans in the portfolio.  If a purchased loan participation defaults, we would have no direct recourse against the selling bank but will take other commercially reasonable steps to minimize our loss.

The following table provides the breakdown between fixed and variable rate loans as of December 31, 2011.

		Variable
		(Floating or
Types of Loans	Fixed Rates	Adjustable) Rate	Total

Commercial	$ 17,796,307	$ 10,517,253	$ 28,313,560
Real Estate:
Commercial	62,276,346	8,895,293	71,171,639
Residential	38,790,288	1,325,089	40,115,377
Construction	7,493,926	4,161,971	11,655,897
Second Mortgages	1,801,025	103,266	1,904,291
Equity Lines of Credit	14,751	5,901,071	5,915,822
Consumer	646,033	-	646,033

Subtotals	$ 128,818,676	$ 30,903,943	$ 159,722,619

	Loans Maturing

	Within 1 Year	After 1 Year	Total

Loans with:

Fixed interest rates	$ 34,357,844	$ 94,460,832	$ 128,818,676

Variable interest rates	29,873,392	1,030,551	30,903,943

	$ 64,231,236	$ 95,491,383	$ 159,722,619

The table below shows maturities of loans by type as of December 31, 2011.

	One year	Over one year	Over three years	Over five years	Over
Maturities	or less	to three years	to five years	to fifteen years	fifteen years	Total

Types of Loans
Commercial	$ 16,237,614	$ 3,566,132	$ 6,247,634	$ 616,417	$ 1,645,763	$ 28,313,560
Real Estate:
Commercial	22,446,690	21,378,936	22,241,121	4,492,633	612,259	71,171,639
Residential	10,542,108	16,288,557	13,017,199	76,589	190,924	40,115,377
Construction	8,475,412	1,544,800	1,635,685	0	0	11,655,897
Second Mortgages	431,619	947,084	511,018	14,570	0	1,904,291
Equity Lines of Credit	5,901,071	0	0	14,751	0	5,915,822
Consumer	196,722	214,464	197,877	36,970	0	646,033

Subtotals	$ 64,231,236	$ 43,939,973	$ 43,850,534	$ 5,251,930	$ 2,448,946	$ 159,722,619

Allowance for Loan Losses

The Allowance at December 31, 2011 was $4.1 million, compared to $3.0 million at December 31, 2010.  The adequacy of the Allowance is determined based on evaluation of individual loans as well as the general risk factors inherent to all extensions of credit.  As of December 31, 2011, our Allowance was 2.60% of our gross loan portfolio, compared to 2.17% at December 31, 2010.

The charge-off activity shown in the table below relates primarily to two loans.  We incurred provision expense of $1.2 million during 2011 that brought the Allowance to a level management believes is adequate.

As of December 31, 2011, we identified $7.0 million in loans subject to individual evaluation for impairment.  We identified two loan relationships, totaling $2.2 million as impaired which required a related allowance for loan losses of $0.3 million at year-end 2011.  As of December 31, 2011 all impaired loans were current and performing according to agreed terms.

The Allowance represents the most significant estimate in a bank’s financial statements and regulatory reports.  Because of its significance, we realize a responsibility for developing, maintaining, and documenting a comprehensive, systematic, and consistently applied process for determining the amount of the Allowance.  We have implemented policies and procedures to ensure that this analysis complies with GAAP and relevant supervisory guidelines.

Our policies and procedures will result in an Allowance based on management’s evaluation of economic conditions, volume and composition of the loan portfolio, the level of nonperforming and past due loans, and other indicators derived from reviewing the loan portfolio.  Management will perform such reviews quarterly and adjust the level of the Allowance accordingly.

The Allowance is subject to regulatory review in the examination process to determine its adequacy.  Regulators will take into consideration such factors as methodology used to calculate the Allowance and comparison of the Allowance level to our peers.  Regulatory agencies, during the examination process, may require a bank to make additional provisions to their allowance for loan losses when the examiners’ assessment of credit evaluations and methodology differ materially from those of management.

Management believes that the Allowance as of December 31, 2011 was adequate to cover future losses incurred in the current loan portfolio.  Activity in the Allowance for the years ended December 31, 2011 and 2010 are shown:

	Twelve months	Twelve months
	Ended	Ended
Allowance for Loan Loss	December 31, 2011	December 31, 2010

Allowance at beginning of year	$ 3,045,732	$ 2,122,837

Charge-offs:
Commercial	(45,396)	(672,537)
Real estate - commercial	0	(20,000)
Consumer	(55,281)	(1,101,748)

Total Charge-offs	(100,677)	(1,794,285)

Recoveries:
Commercial	0	126,763
Consumer	0	417

Total Recoveries	0	127,180

Net charge-offs	(100,677)	(1,667,105)
Provision for loan losses charged to operating expense	1,200,000	2,590,000

Allowance at end of year	$ 4,145,055	$ 3,045,732

Ratio of net charge-offs to average loans outstanding	0.07%	1.38%

Allowance as a percent of total loans	2.60%	2.17%

	At December 31,
Nonperforming Assets:	2011	2010

Nonaccrual loans (1)	$ 1,134,185	$ 260,396
Other real estate owned	1,020,000	1,892,200

Total Nonperforming Assets	$ 2,154,185	$ 2,152,596

Troubled Debt Restructurings	$ 4,794,171	$ 679,574

(1) Restructured Loans Included Above	$ 982,146	$ 150,000

Nonperforming Loans to Total Loans	0.71%	0.19%
Nonperforming Loans to Total Assets	1.23%	1.31%

The breakdown of the Allowance as of December 31, 2011 and 2010 is shown in the table below:

		% of		% of
(In thousands)	2011	Loans	2010	Loans
Types of Loans
Commercial	$ 1,288	17.7%	$ 1,130	18.8%
Real Estate:
Commercial	2,237	44.6%	1,520	44.4%
Residential	205	25.1%	171	23.2%
Construction	238	7.3%	121	8.2%
Second Mortgages	33	1.2%	38	1.3%
Equity Lines of Credit	119	3.7%	54	3.6%
Consumer	25	0.4%	12	0.5%

Total	$ 4,145		$ 3,046

At December 31, 2011, we had four loans totaling $1.1 million classified as non-accrual.  Three of the loans totaling $1.0 million are secured by real estate, while the fourth $0.1 million loan is secured by inventory and equipment.  Management has factored these loans into the allowance at December 31, 2011.

One of the loans listed as non-accrual totaling $0.8 million was classified as non-accruing based on the reporting requirements of our sale of real estate.  In March 2011, we sold a property held as OREO valued on our balance sheet at $0.9 million for a total sales price of $1.2 million.  We financed the sale under terms that defer recognition of the sale, including any gain, until sufficient loan payments are received under the installment method of accounting for sales of real estate.  In addition, we are required to classify the loan as non-accruing until sufficient loan payments are received for conversion to full-accrual accounting.  Management expects that the loan will convert to full-accrual status in the first quarter 2012, but there can be no assurance that it will be able to do so at that time, or ever.

For 2011, interest payments of $38,130 were received on loans classified as non-accrual.  The amount of interest that would have been recorded as interest income had the non-accrual loans been current during the year is approximately $44,405.

In accordance with our Loan Policy, all business purpose loans are assigned a risk rating at the time of closing.  The scale runs from “1” (minimal risk) to “10” (loss).  Loans are re-evaluated on a regular basis, with adjustments in the risk rating when necessary.

Our Loan Policy also dictates that Loans 90 days or more delinquent and credits with risk ratings of 8, 9 or 10 that are 60 days or more delinquent be placed on non-accrual status unless the principal and interest is either secured by readily marketable securities or guaranteed by a U.S. Government agency.  Restoration to accrual status is allowed only if principal and interest are current to terms and reasonable certainty exists as to the obligor’s repayment capacity and with the approval of the Board of Directors Loan Committee.

Investment Activities

Our Investment Policy includes strict standards regarding permissible investments, credit quality, maturity intervals and duration, and investment concentrations.  The Asset/Liability Committee (“ALCO”) is responsible for making investment decisions in accordance with policies approved by our Board of Directors.  All transactions must be made through brokers on a list approved by our Board of Directors as an addendum to the Investment Policy.  As of December 31, 2011, our investment portfolio included U.S. government agency debt, mortgage pass-through securities, and taxable municipal bonds.

The estimated fair market value of the investment portfolio as of December 31, 2011 was $9.2 million, including a pre-tax unrealized gain of $0.3 million.  As of December 31, 2010, estimated fair market value was $11.8 million including pre-tax unrealized gain of $0.3 million.

Our investment strategies are aimed at maximizing income, preserving principal, managing interest rate risk, and avoiding credit risk.  Although we have no immediate plans to sell any of the securities in our portfolio, all investments are classified as “available for sale.” This classification allows management the flexibility to sell securities in the future to adjust the portfolio as conditions change.

The table below shows the amortized cost and estimated fair market value of components of the Bank’s available for sale investment portfolio.

	December 31, 2011		December 31, 2010

	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

U.S. agency securities	$ 2,499,846	$ 2,503,192	$ 1,100,211	$ 1,125,928
Municipal bonds	4,884,149	5,126,370	4,570,615	4,772,394
Mortgage-related securities	1,497,044	1,589,103	2,681,834	2,764,109
Corporate bonds	0	0	3,100,000	3,100,000

Total securities available for sale	$ 8,881,039	$ 9,218,665	$ 11,452,660	$ 11,762,431

The following table sets forth information regarding the scheduled maturities for the Bank’s investment securities as of December 31, 2011, by contractual maturity.  The maturities of the mortgage-backed securities are the stated maturity date of each security.  The table does not take into consideration the effects of scheduled payments or possible payoffs.

			After 1 Year		After 5 Year
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years

(In thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

At December 31, 2011:

US Agency Securities	$ 492	3.91%	$ 0	0.00%	$ 2,000	1.32%	$ 500	1.01%
Municipal Securities	2,320	3.50%	2,564	4.93%	0	0.00%	0	0.00%
Mortgage Backed Securities	0	0.00%	1,005	4.84%	0	0.00%	0	0.00%
Total	$ 2,812	3.58%	$ 3,569	4.90%	$ 2,000	1.32%	$ 500	1.01%

	Totals

(In thousands)	Amount	Yield

At December 31, 2011:

US Agency Securities	$ 2,992	1.69%
Municipal Securities	4,884	4.25%
Mortgage Backed Securities	1,005	4.84%
Total	$ 8,881	3.46%

Sources of Funds

We use deposits as the major external source of funding to finance lending and investment activities.  In addition, we derive funds from the repayment of loans, maturities of investment securities and certificates of deposit held at other banks.  Scheduled loan principal and interest payments and investment maturities are a relatively stable source of funds while deposit flows and loan prepayments are significantly influenced by market interest rates, economic conditions, and competition.

We offer a full line of deposit products, including checking accounts, money market accounts, savings accounts, and certificates of deposit.  We also offer Individual Retirement Accounts (“IRA”) and Health Savings Accounts (“HSA”).  We offer account access on-line via our web site, www.choicebank.com.  On-line bill payment service is also available.  Virtually all account holders reside in our primary service area.

We have also utilized funding from the wholesale brokered deposit market and participate in the CDARS program offered by the Promontory Interfinancial Network.  These funding sources provide access to deposits often at lower interest rates than we must pay in our local competitive market area.

Brokered deposits totaled $26.6 million, (16.8% of total deposits) at December 31, 2011 compared to $25.5 million (16.9% of total deposits) at the end of 2010.  Our policy allows brokered deposits to be a maximum of 30 percent of total deposits.

Our deposit classifications as of December 31, 2011 and 2010 were as follows:

	December 31, 2011		December 31, 2010

Deposits	Dollars	%	Dollars-$	%

Non interest-bearing deposits	$ 8,539,589	5.4%	$ 6,730,342	4.5%
Interest-bearing demand	3,737,126	2.4%	3,109,973	2.1%
Money market accounts	46,432,343	29.3%	53,571,610	35.5%
Savings accounts	3,484,348	2.2%	3,257,156	2.2%
Certificates of deposit less than $100,000	60,618,445	38.3%	52,421,242	34.7%
Certificates of deposit $100,000 and greater	35,432,602	22.4%	31,728,573	21.0%
	$ 158,244,453	100.0%	$ 150,818,896	100.0%

Selected maturities of certificates of deposit at December 31, 2011 were as follows:

	Certificates	Certificates
	of Deposit	of Deposit
	Less Than	$100,000
	$100,000	and Greater	Total

Due three months or less	$ 5,933,524	$ 7,068,428	$ 13,001,952
Due more than three months to six months	7,932,518	3,748,311	11,680,829
More than six months to one year	7,961,989	6,543,311	14,505,300
Over one year	38,790,414	18,072,552	56,862,966

	$ 60,618,445	$ 35,432,602	$ 96,051,047

The weighted average interest rate paid on certificates of deposit for 2011 was 2.08%, compared to 2.38% paid during 2010.  Our overall cost of funds averaged 1.57% for 2011 which was a decline of 45 basis points from the 2.02% cost of funds paid in 2010.  The significant drop in rates reflected the lower rate environment for 2011 relative to the prior year.  Our cost of funds was also favorably impacted by core deposit growth.  Non interest-bearing deposits and interest-bearing demand deposits increased $1.9 million and $0.6 million, respectively during 2011.  Non interest-bearing and interest-bearing demand deposits total 7.8% of total deposits at December 31, 2011 compared to 6.6% of total deposits at December 31, 2010.

We have two federal fund lines of credit totaling $12.9 million.  The available lines of credit include $9.9 million from Bankers Bank of Madison, Wisconsin and $3.0 million from BMO Harris Bank, Milwaukee, Wisconsin.  The line of credit at Bankers Bank is partially secured by our investment portfolio.  The federal funds line at Bankers Bank has been used at times during the course of 2011 to fund loans and to provide liquidity.  The federal funds line at M&I Bank has not been used during 2011.  The maximum outstanding balance at any one time under these lines during 2011 was $9.9 million and the average amount outstanding during 2011 was $1.1 million with a weighted average interest rate of 0.63%.  At December 31, 2011 and 2010, there was no outstanding balance on our lines of credit.  The maximum amount outstanding at any one time during 2010 was $1.8 million and the average amount outstanding during 2010 was $0.1 million with a weighted average interest rate of 0.65%.

Regulatory capital requirements

We are subject to minimum capital standards as set forth by federal bank regulatory agencies.  Our capital for regulatory purposes differs from our equity as determined under GAAP.  Generally, “Tier 1” regulatory capital will equal capital as determined under generally accepted accounting principles less any unrealized gains or losses on securities available for sale while “Tier 2” capital includes the allowance for loan losses up to certain limitations.  Total risk based capital is the sum of Tier 1 and Tier 2 capital.  Our capital ratios and required minimums are shown below.

	Actual

As of December 31, 2011	Amount	Ratio	Requirement

Total Capital/Risk Weighted Assets	$ 17,421,000	12.61%	≥ 8.00%
Tier 1 Capital/Risk Weighted Assets	$ 15,662,000	11.33%	≥ 4.00%
Tier 1 Leverage Ratio	$ 15,662,000	8.87%	≥ 4.00%

	Actual

As of December 31, 2010	Amount	Ratio	Requirement

Total Capital/Risk Weighted Assets	$ 13,660,000	10.85%	≥ 8.00%
Tier 1 Capital/Risk Weighted Assets	$ 12,068,000	9.58%	≥ 4.00%
Tier 1 Leverage Ratio	$ 12,068,000	7.22%	≥ 4.00%

While our capital ratios currently exceed regulatory requirements, pursuant to our strategic initiatives, we have agreed with the FDIC and DFI to increase our leverage ratio to 9% of total assets.  Our total capital also has an important effect on the amount of FDIC insurance premiums paid.  Institutions not considered well capitalized are subject to higher rates for FDIC insurance.

Off-Balance Sheet Obligations

As of December 31, 2011 and 2010, we have the following commitments which do not appear on our balance sheet.

	2011	2010

Commitments to extend credit	$ 18,687,646	$ 34,927,673

Further discussion of these commitments is included in Note 10, “Commitments, Contingencies, and Credit Risk” of the Notes to Financial Statements included in Item 8 to this Report.

Liquidity

Liquidity represents the ability to meet the needs of customers to withdraw funds from deposit accounts, to borrow funds and to meet their credit needs.  We manage our liquidity needs in such a way that the needs of depositors and borrowers are met on a timely basis so that our operations are not interrupted.  Sources of liquidity available to meet these needs include cash on deposit, federal funds, securities available for sale, maturities of securities and principal payments on loans.  Growth in our deposit base provides an additional source as does access to funds through relationships with correspondent banks.  Our liquidity needs can also be met through loan participations sold to other financial institutions.  At December 31, 2011 and 2010 our liquidity position was considered adequate and within guidelines set forth in our liquidity policy.

Management of the liquidity needs and requirements of the Bank is performed by our ALCO, which comprises our five senior officers.  ALCO sets deposit prices, based on market rates and liquidity requirements.  The loan pipeline is constantly monitored to ensure that adequate funds are available to meet commitments.  Excess funds are invested in short-term interest-earning instruments.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We are subject to interest rate risk inherent in our lending, investing, and financing activities.  Fluctuations in market interest rates will impact both interest income and interest expense on all interest-bearing assets and interest-paying liabilities.  Our primary objective in managing interest rate risk is to minimize any adverse impact of changes in interest rates on the net interest income while maintaining an asset/liability structure that maximizes net interest income.  Our Asset Liability committee (“ALCO”) actively manages our interest rate exposure using a simulation model to measure Economic Value of Equity (“EVE”) and gap analysis.

EVE is defined as the present value of the expected cash flow of assets minus the present value of expected cash flows of liabilities.  It measures our long-term interest rate risk and identifies what the long-term effects of interest rate shocks, defined as immediate and permanent changes in rates, on our balance sheet at a point in time.  Typical shock testing measures 100 and 200 basis points increase and decrease in rates.

The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or re-price within such time period.  A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities.  A gap is considered negative when interest rate-sensitive liabilities exceed interest rate-sensitive assets.  During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income.  Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income.  If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

A simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates.  Accordingly, we also evaluate how the repayment of particular assets and liabilities is impacted by changes in interest rates.  Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates.  In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income.  For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates.  Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates.  In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps”) which limit changes in interest rates.  Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap.  The ability of many borrowers to service their debts also may decrease in the event of an interest rate increase.

The following table sets forth the amount of our interest earning assets and interest-bearing liabilities at December 31, 2011, using the static gap method, which are expected to mature or re-price in each of the time periods shown.

	Repricing Periods

	Up to 1	1 - 3	3 - 5	5 - 15	More than
	Year	Years	Years	Years	15 years	Total
Interest-earning assets

Federal funds sold	$ 409,000	$ 0	$ 0	$ 0	$ 0	$ 409,000
Deposits in banks						0
Securities	2,805,331	1,180,189	2,729,952	2,503,193	0	9,218,665
Loans, gross	64,231,236	43,939,973	43,850,534	5,251,930	2,448,946	159,722,619

Total Interest-earning assets	$ 67,445,567	$ 45,120,162	$ 46,580,486	$ 7,755,123	$ 2,448,946	$ 169,350,284

Interest-bearing liabilities

Demand deposits	$ 3,737,126	$ 0	$ 0	$ 0	$ 0	$ 3,737,126
Savings and money markets	49,916,691	0	0	0	0	49,916,691
Time deposits	39,188,081	29,934,795	18,928,171	8,000,000	0	96,051,047

Total interest-bearing liabilities	$ 92,841,898	$ 29,934,795	$ 18,928,171	$ 8,000,000	$ 0	$ 149,704,864

Interest rate sensitivity gap	$ (25,396,331)	$ 15,185,367	$ 27,652,315	$ (244,877)	$ 2,448,946	$ 19,645,420

Cumulative interest rate sensitivity gap	$ (25,396,331)	$ (10,210,964)	$ 17,441,351	$ 17,196,474	$ 19,645,420

Ratio of cumulative gap to interest-earning assets	-15.00%	-6.03%	10.30%	10.15%	11.60%

Adjustable rate loans are included in the period in which their interest rates are scheduled to adjust.  Fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities.  Investment securities are included in their period of maturity while mortgage-backed securities are included according to expected repayment.  Certificates of deposit are presented according to contractual maturity.

As shown above, as of December 31, 2011, we are highly liability sensitive over the next twelve month period. That means that our interest rate spread would decrease if rates rise during that period.

It is important to note that about $30.9 million of loans re-pricing are tied to an index (generally 30-day LIBOR or Wall Street Prime) and would automatically reprice if and as those rates change.  About 64.3% of repricing loans tied to an index are at their contractual floor rates and would not adjust downward if the related index rate should decline.  There is also the potential that some repricing loans that are at their contractual floor rates would not adjust upward if the repricing rate tied to an increase in the related index rate remains below the existing floor rate.  In short, while repricing loans that are tied to an index automatically reprice as the index rate changes, those loans at their floor rate may not reprice or may not reprice to the same extent as the change in the related index rate.

The rates we pay on our interest-bearing liabilities (primarily deposits), on the other hand, are not tied to an index, but are adjusted by management based on local market rates, need for funds, and other considerations, such that the rates of interest we pay are somewhat within our control and typically do not re-price as quickly or dramatically as loans.

Item 8.  Financial Statements and Supplementary Data

Board of Directors and Stockholders

Choice Bancorp, Inc.

Oshkosh, Wisconsin

We have audited the accompanying consolidated balance sheets of Choice Bancorp, Inc. and Subsidiary as of December 31, 2011 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the period ended December 31, 2011.  We also audited the accompanying balance sheet of Choice Bank as of December 31, 2010, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included considerations of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, in conformity with accounting principles generally accepted in the United States, the financial position of Choice Bancorp, Inc. and Subsidiary at December 31, 2011, and the results of their operations and their cash flows for the period ended December 31, 2011 and the financial position of Choice Bank at December 31, 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010.

Wipfli LLP

March 21, 2012

Oak Brook, Illinois

Choice Bancorp, Inc.

Choice Bank

Consolidated Balance Sheets

December 31, 2011 and 2010

	Choice Bancorp, Inc.
	Consolidated	Choice Bank

Assets	December 31, 2011	December 31, 2010

Cash and due from banks	$ 1,540,825	$ 2,653,935
Federal funds sold	409,000	6,438,000

Cash and cash equivalents	1,949,825	9,091,935

Securities available for sale	9,218,665	11,762,431
Loans held for sale	3,463,500	638,131
Loans, net	155,577,564	137,187,579
Premises and equipment, net	1,490,989	1,598,681
Other real estate owned	1,020,000	1,892,200
Deferred tax asset	1,200,000	0
Other assets	1,222,706	1,526,917

TOTAL ASSETS	$ 175,143,249	$ 163,697,874

Liabilities and Stockholders' Equity

Liabilities:
Non-interest bearing deposits	$ 8,539,589	$ 6,730,342
Interest bearing deposits	149,704,864	144,088,554

Total deposits	158,244,453	150,818,896
Borrowed funds	290,000	0
Other liabilities	955,524	623,533

Total liabilities	159,489,977	151,442,429

Stockholders' equity:
Common stock - $1 par value:
Authorized - 3,177,000 shares
Issued and outstanding - 2,160,620 shares	2,160,620	2,160,620
Additional paid in capital	20,579,617	20,441,866
Accumulated deficit	(7,291,228)	(10,534,452)
Accumulated other comprehensive income	204,263	187,411

Total stockholders' equity	15,653,272	12,255,445

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 175,143,249	$ 163,697,874

See accompanying notes to financial statements.

Choice Bancorp, Inc

Choice Bank

Consolidated Statements of Operations

Years Ended December 31, 2011 and 2010

	Choice Bancorp, Inc.
	Consolidated	Choice Bank

	2011	2010

Interest and dividend income:
Loans, including fees	$ 8,898,703	$ 6,942,878
Securities - taxable	327,376	322,504
Federal funds sold	3,325	5,680

Total interest and dividend income	9,229,404	7,271,062

Interest expense:
Deposits	2,255,082	2,409,667
Borrowed funds	17,296	972

Total interest expense	2,272,378	2,410,639

Net interest income, before provision for loan losses	6,957,026	4,860,423
Provison for loan losses	1,200,000	2,590,000

Net interest income, after provision for loan losses	5,757,026	2,270,423

Noninterest income:
Service fees	131,841	237,917
Secondary market fees	310,028	309,904
Rental income	15,483	367,228

Total non-interest income	457,352	915,049

Noninterest expense:
Salaries and employee benefits	2,295,045	2,037,366
Occupancy and equipment	342,845	398,584
Data processing	141,801	197,939
Professional services	410,069	480,750
Marketing	50,026	102,409
Losses on OREO and other investments	120,200	1,544,855
Other	811,168	692,125

Total noninterest expenses	4,171,154	5,454,028

Income (loss) before income taxes	2,043,224	(2,268,556)
Provision (credit) for income taxes	(1,200,000)	2,814,100

Net income (loss)	$ 3,243,224	$ (5,082,656)

Earnings (loss) per share - Basic and diluted	$ 1.50	$ (2.35)

See accompanying notes to financial statements.

Choice Bancorp, Inc

Choice Bank

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2011 and 2010

					Accumulated
			Additional		Other	Total
	Common Stock		Paid In Capital	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Common Stock	Deficit	Income	Equity
Choice Bank

Balance at January 1, 2010	2,160,620	$ 2,160,620	$ 20,430,838	$ (5,451,796)	$ 249,014	$ 17,388,676

Comprehensive loss:

Net loss				(5,082,656)		(5,082,656)

Unrealized loss on
securities available for sale,
net of tax					(61,603)	(61,603)
Total comprehensive loss						(5,144,259)

Options and warrants
compensation expense			11,028			11,028

Balance at December 31, 2010	2,160,620	$ 2,160,620	$ 20,441,866	$ (10,534,452)	$ 187,411	$ 12,255,445

Choice Bancorp, Inc. Consolidated

Balance at January 1, 2011	2,160,620	$ 2,160,620	$ 20,441,866	$ (10,534,452)	$ 187,411	$ 12,255,445

Comprehensive income:

Net income				3,243,224		3,243,224

Unrealized gain on
securities available for sale,
net of tax					16,852	16,852

Total comprehensive income						3,260,076

Options and warrants
compensation expense			137,751			137,751

Balance at December 31, 2011	2,160,620	$ 2,160,620	$ 20,579,617	$ (7,291,228)	$ 204,263	$ 15,653,272

See accompanying notes to consolidated financial statements.

Choice Bancorp, Inc.

Choice Bank

Consolidated Statements of Cash Flows

Years Ended December 31, 2011 and 2010

	Choice Bancorp, Inc.
	Consolidated	Choice Bank

	2011	2010

Cash flows from operating activities:
Net income (loss)	$ 3,243,224	$ (5,082,656)

Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation of premises and equipment	118,208	155,355
Provision for loan losses	1,200,000	2,590,000
Valuation allowance on OREO and other assets	122,200	1,544,855
Compensation expense for options	137,751	11,028
Net amortization of securities	40,104	18,288
Provision (credit) for deferred taxes	(1,200,000)	2,814,100
Changes in operating assets and liabilities:
Loans held for sale	(2,825,369)	784,602
Other assets	204,211	16,292
Other liabilities	320,988	135,598

Net cash provided by operating activities	1,361,317	2,987,462

Cash flows from investing activities:
Purchases of securities available for sale	(5,074,005)	(7,201,836)
Proceeds from maturities and pre-payments
of securities available for sale	7,605,522	915,918
Proceeds from sale of OREO	0	1,994,986
Loan originations and principal collections, net	(18,739,985)	(38,808,725)
Purchases of premises and equipment	(10,516)	(24,497)

Net cash used in investing activities	(16,218,984)	(43,124,154)

Choice Bancorp, Inc.

Choice Bank

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31, 2011 and 2010

	Choice Bancorp, Inc.
	Consolidated	Choice Bank

	2011	2010

Cash flows from financing activities:
Net increase in deposits	7,425,557	47,765,665
Proceeds from borrowed funds	290,000	0

Net cash provided by financing activities	7,715,557	47,765,665

Net increase (decrease) in cash and cash equivalents	(7,142,110)	7,628,973
Cash and cash equivalents at beginning	9,091,935	1,462,962

Cash and cash equivalents at end	$ 1,949,825	$ 9,091,935

Supplemental cash flow information:

Cash paid during the year for interest:	$ 2,292,289	$ 2,425,639

Noncash investing and financing activities:
Transfer of loans to OREO	$ 0	$ 2,127,280
Transfer of OREO to loans	$ 850,000	$ 0

See accompanying notes to consolidated financial statements.

Choice Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Organization

Choice Bancorp (the “Company”) is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended.  As such, it exercises control over Choice Bank (the “Bank”).

Choice Bank is a full-service community-oriented commercial bank.  The Bank offers a broad range of commercial and consumer banking services to local businesses, professionals, community service organizations, and individuals.  The Bank commenced operations in July 2006.  The Bank operates with two locations in Oshkosh, Wisconsin.  The Bank is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Consolidation

The consolidated financial statements include the accounts of Choice Bancorp, Inc. and its subsidiary.  All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates in Preparation of Financial Statements

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Actual results may differ from these estimates.

Cash and Cash Equivalents

For purposes of reporting cash flows in the consolidated financial statements, cash and cash equivalents include cash on hand, interest-bearing and non-interest-bearing accounts in other financial institutions, and federal funds sold, all of which have original maturities of three months or less.

Securities

Securities are classified as available for sale and are carried at fair value, with unrealized gains and losses reported in accumulated other comprehensive income.  Amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the estimated lives of the securities.

Declines in fair value of securities that are deemed to be other-than-temporary, if applicable, are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers the length of time and the extent to which fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Gains and losses on the sale of securities are recorded on the trade date and determined using the specific-identification method.

Choice Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies (Continued)

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Rate Lock Commitments

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments).  Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives.  Rate lock commitments are recorded only to the extent of fees received since recording the estimated fair value of these commitments would not have a significant impact on the financial statements.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff generally are reported at their outstanding unpaid principal balances adjusted for charge-offs and the allowance for loan losses.  Interest on loans is accrued and credited to income based on the unpaid principal balance.

The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication the borrower may be unable to make payments as they become due.  When loans are placed on nonaccrual or charged off, all unpaid accrued interest is reversed against interest income.  The interest on these loans is subsequently accounted for on the cash basis until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense as losses are estimated to have occurred.  Loan losses are charged against the allowance when management believes that the collectability of the principal is unlikely.  Subsequent recoveries, if any, are credited to the allowance.

Management regularly evaluates the allowance for loan losses using the Company's past loan loss experience, known and inherent risks in the portfolio, composition of the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, current economic conditions, and other relevant factors.  This evaluation is inherently subjective since it requires material estimates that may be susceptible to significant change.

The allowance for loan losses consists of specific, general, and unallocated components.  The specific component relates to loans that are classified as doubtful, substandard, or special mention and includes allowances estimated for impaired loans.  The general component covers nonclassified loans and is based on historical loss experience adjusted for qualitative factors.  An

Choice Bancorp, Inc

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies (Continued)

Allowance for loan losses (Continued)

unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses and reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

The allowance for loan losses includes specific allowances related to loans that have been judged to be impaired under current accounting standards.  A loan is impaired when, based on current information, it is probable that the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement.  Management determines whether a loan is impaired on a case-by-case basis, taking into consideration the payment status, collateral value, length and reason of any payment delays, the borrower's prior payment record, and any other relevant factors.  Large groups of smaller balance homogeneous loans, such as residential mortgage and consumer loans, are collectively evaluated in the allowance for loan losses analysis and are not subject to impairment analysis unless such loans have been subject to a restructuring agreement.  Specific allowances for impaired loans are based on discounted cash flows of expected future payments using the loan's initial effective interest rate or the fair value of the collateral if the loan is collateral dependent.

In addition, various regulatory agencies periodically review the allowance for loan losses.  These agencies may require additions to the allowance for loan losses based on their judgments of collectability.

Premises and Equipment

Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation computed on the straight-line method over the estimated useful lives of the assets.

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosures are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations related to other real estate owned are charged to expense. Changes in the valuation allowance are included in losses on OREO and other investments.

Stock Compensation Plans

The Company accounts for employee stock compensation plans using the fair value based method of accounting.  Compensation expense is recognized based on the fair value of unvested stock options and awards over the requisite service period.

Choice Bancorp, Inc

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies (Continued)

Advertising Costs

Advertising costs are expensed as incurred and recorded as marketing expense, a component of noninterest expense.

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

Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the financial statements.  Interest and penalties related to unrecognized tax benefits are classified as income taxes.

Off-Balance-Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments including commitments to extend credit and unfunded commitments under lines of credit.  Such financial instruments are recorded in the financial statements when they become payable.

Comprehensive Income (Loss)

Comprehensive income (loss) is shown on the statements of stockholders' equity.  Comprehensive income (loss) consists of net income (loss) and other comprehensive income.  The Company’s accumulated other comprehensive income is comprised of the unrealized gains on securities available for sale, net of tax, and is shown on the statements of stockholders' equity.

Earnings (Loss) per Share

Basic earnings (loss) per share represents operating income (losses) divided by the weighted average number of common shares outstanding during the period.  Due to a weighted average strike price of potential common shares outstanding which is higher than the estimated average market value of the Company's common stock, anti-dilution would occur in calculating diluted earnings per share.  As such, diluted earnings per share is not presented.

Choice Bancorp, Inc

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies (Continued)

New Accounting Pronouncements

ASU No. 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU No. 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU No. 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU No. 2011-02 became effective for the Company on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011.  The adoption of this guidance did not have any impact on the Company’s consolidated statement of income, its consolidated balance sheet, or its consolidated statement of cash flows.

ASU No. 2011-03, “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements.” ASU No. 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU No. 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. ASU No. 2011-03 will be effective for the Company on January 1, 2012 and is not expected to have a significant impact on the Company’s financial statements.

ASU No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU No. 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU No. 2011-04 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

ASU No. 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” ASU No. 2011-05 amends Topic 220, “Comprehensive Income,” to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU No. 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU No. 2011-05 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

Choice Bancorp, Inc

Notes to Consolidated Financial Statements

New Accounting Pronouncements (Continued)

ASU No. 2011-08, “Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment.” ASU No. 2011-08 amends Topic 350, “Intangibles – Goodwill and Other,” to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU No. 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011, and is not expected to have any impact on the Company’s financial statements.

ASU No. 2011-10, Derecognition of In Substance Real Estate – A Scope Clarification.  This update to Topic 360, “Property, Plant and Equipment,” requires that a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. The amendments are effective for fiscal years, and interim periods, within those years, beginning on or after June 15, 2012. Early adoption is permitted. The adoption of ASU No. 2011-10 will have no impact on the Company’s financial statements.

ASU No. 2011-11, Disclosures About Offsetting Assets and Liabilities. The updates to Topic 210, “Balance Sheet,” require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of ASU No. 2011-11 is not expected to have a material impact on the Company’s financial statements.

Reclassifications

Certain reclassifications have been made to the 2010 financial statements to conform to the 2011 classifications.

Choice Bancorp, Inc

Notes to Consolidated Financial Statements

Note 2: Cash and Due From Banks

In the normal course of business, the Company maintains cash and due from bank balances with correspondent banks in non-interest bearing transaction accounts.  Consequently, all account balances with correspondent banks are guaranteed by the FDIC through January 1, 2013, upon which time the insurance is expected to revert back to $250,000.

Note 3: Securities

The amortized cost and estimated fair value of securities with gross unrealized gains and losses at December 31 follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

2011

Securities available for sale:

U.S. agency securities	$ 2,499,846	$ 3,346	$ 0	$ 2,503,192
Municipal bonds	4,884,149	242,820	599	5,126,370
Mortgage-related securities	1,497,044	102,103	10,044	1,589,103

Total securities available for sale	$ 8,881,039	$ 348,269	$ 10,643	$ 9,218,665

2010

Securities available for sale:

U.S. agency securities	$ 1,100,211	$ 33,580	$ 7,863	$ 1,125,928
Municipal bonds	4,570,615	212,257	10,478	4,772,394
Mortgage-related securities	2,681,834	82,275	0	2,764,109
Corporate bonds	3,100,000	0	0	3,100,000

Total securities available for sale	$ 11,452,660	$ 328,112	$ 18,341	$ 11,762,431

	Less Than Twelve Months		Over Twelve Months

	Gross		Gross
	Unrealized	Estimated	Unrealized	Estimated
December 31, 2011	Losses	Fair Value	Losses	Fair Value

Securities available for sale:

Municipal bonds	$ 599	$ 315,615	$ 0	$ 0
Mortgage-related securities	0	0	10,044	482,061

Total securities available for sale	$ 599	$ 315,615	$ 10,044	$ 482,061

Choice Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 3: Securities (Continued)

Fair values of securities are estimated based on financial models or prices paid for similar securities.  It is possible interest rates could change considerably resulting in a material change in the estimated fair value.

The following is a summary of amortized cost and estimated fair value of debt securities by contractual maturity as of December 31, 2011.  Contractual maturities will differ from expected maturities for mortgage-related securities because borrowers may have the right to call or prepay obligations without penalties.

	Available for Sale

	Amortized	Estimated
	Cost	Fair Value

Due within one year	$ 2,319,710	$ 2,323,270
Due after one year through five years	2,564,439	2,803,100
Due after five years through ten years	2,499,846	2,503,192

Subtotal	$ 7,383,995	$ 7,629,562
Mortgage-related securities	1,497,044	1,589,103

Total	$ 8,881,039	$ 9,218,665

There were no sales of securities in 2011 and 2010.

As of December 31, 2011, the amortized cost and estimated fair value of securities pledged to secure an unused line of credit was $6,564,825 and $6,902,900, respectively.  As of December 31, 2010, the amortized cost and estimated fair value of securities pledged to secure an unused line of credit was $6,348,998 and $6,668,963, respectively.

Choice Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4: Loans

The composition of loans at December 31 is as follows:

	2011	2010

Commercial	$ 28,313,560	$ 26,428,301
Real estate:
Commercial	71,171,639	62,208,710
Residential	40,115,377	32,477,382
Construction	11,655,897	11,514,963
Second Mortgages	1,904,291	1,903,147
Equity lines of credit	5,915,822	5,059,613
Consumer	646,033	641,195

Subtotals	159,722,619	140,233,311
Less - Allowance for loan losses	4,145,055	3,045,732

Loans, net	$ 155,577,564	$ 137,187,579

Choice Bancorp, Inc

Notes to Consolidated Financial Statements

Note 4: Loans (Continued)

The following table presents summary account activity of the allowance for loan losses by loan category as of December 31, 2011:

(Dollars in thousands)

	Commercial	Real Estate	Consumer	Total
Allowance for credit losses:
Balance, beginning of period	$ 1,130	$ 1,904	$ 12	$ 3,046
Charge-offs	46	55	0	101
Recoveries	0	0	0	0
Provision	204	983	13	1,200
Balance, end of period	$ 1,288	$ 2,832	$ 25	$ 4,145

Ending Balance: Individually evaluated for impairment	$ 230	$ 55	$ 0	$ 285

Ending Balance: Collectively evaluated for impairment	$ 1,058	$ 2,777	$ 25	$ 3,860

(Dollars in thousands)

	Commercial	Real Estate	Consumer	Total
Loans valued for impairment:

Individually	$ 4,492	$ 2,480	$ 0	$ 6,972
Collectively	23,822	128,283	646	152,751

Total	$ 28,314	$ 130,763	$ 646	$ 159,723

Choice Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4: Loans (Continued)

The following table presents summary account activity of the allowance for loan losses by loan category as of December 31, 2010:

(Dollars in thousands)

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

Choice Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4: Loans (Continued)

The following is a summary of information pertaining to impaired loans:

December 31, 2011

Commercial
(Dollars in thousands)	Commercial	real estate	Total

Unpaid principal balance	$ 4,493	$ 2,479	$ 6,972

Impaired loans with no allowance	$ 0	$ 0	$ 0
Impaird loans with allowance	4,493	2,479	6,972
Total impaired loan balance	$ 4,493	$ 2,479	$ 6,972

Related allowance	$ 230	$ 55	$ 285
Average balance	$ 1,510	$ 1,322	$ 2,832
Interest Income Recognized	$ 207	$ 123	$ 330

December 31, 2010

Commercial
(Dollars in thousands)	Commercial	real estate	Total

Unpaid principal balance	$ 745	$ 110	$ 855

Impaired loans with no allowance	$ 0	$ 0	$ 0
Impaired loans with allowance	745	110	855
Total impaired loan balance	$ 745	$ 110	$ 855

Related allowance	$ 277	$ 45	$ 322
Average balance	$ 186	$ 110	$ 171
Interest Income Recognized	$ 50	$ 5	$ 55

Impaired loans consist of two loan relationships which are performing and accruing interest.

Choice Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4: Loans (Continued)

The following is a summary of information pertaining to past due and nonperforming loans:

	December 31, 2011

(Dollars in thousands)		Greater than	Total
	30 - 89 days	90 days and	past due and	Current	Total
	past due	nonaccruing	nonaccruing	loans	loans

Commercial	$ 0	$ 141	$ 141	$ 28,173	$ 28,314
Real estate:
Commercial	0	0	0	71,172	$ 71,172
Residential	0	993	993	39,122	$ 40,115
Construction	0	0	0	11,656	$ 11,656
Second mortgages	0	0	0	1,904	$ 1,904
Equity lines of credit	0	0	0	5,916	$ 5,916
Consumer	0	0	0	646	646

Total	$ 0	$ 1,134	$ 1,134	$ 158,589	$ 159,723

	December 31, 2010

(Dollars in thousands)		Greater than	Total
	30 - 89 days	90 days and	past due and	Current	Total
	past due	nonaccruing	nonaccruing	loans	loans

Commercial	$ 48	$ 35	$ 83	$ 26,345	$ 26,428
Real estate:
Commercial	0	225	225	61,984	$ 62,209
Residential	0	0	0	32,477	$ 32,477
Construction	0	0	0	11,515	$ 11,515
Second mortgages	0	0	0	1,903	$ 1,903
Equity lines of credit	0	0	0	5,060	$ 5,060
Consumer	0	0	0	641	641

Total	$ 48	$ 260	$ 308	$ 139,925	$ 140,233

Interest payments of $38,130 were collected on nonaccruing loans during 2011.

Choice Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4: Loans (Continued)

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

Choice Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4: Loans (Continued)

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

The breakdown of loans by risk grades as of December 31, 2011 and December 31, 2010 is presented in the following tables:

(Dollars in thousands)
	December 31, 2011

Risk Grade	Commercial	Real Estate	Consumer	Total

Grade - 1	$ 0	$ 0	$ 0	$ 0
Grade - 2	0	1,274	0	1,274
Grade - 3	99	1,062	0	1,161
Grade - 4	5,657	2,584	0	8,241
Grade - 5	14,953	79,213	0	94,166
Grade - 6	1,563	14,893	0	16,456
Grade - 7	0	0	0	0
Grade - 8	6,042	8,347	0	14,389
	$ 28,314	$ 107,373	$ 0	$ 135,687

Not Graded

Performing	$ 0	$ 22,397	$ 646	23,043
Non-performing	0	993	0	993
	$ 28,314	$ 130,763	$ 646	$ 159,723

Choice Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4: Loans (Continued)

(Dollars in thousands)
	December 31, 2010

Risk Grade	Commercial	Real Estate	Consumer	Total

Grade - 1	$ 0	$ 0	$ 0	$ 0
Grade - 2	36	0	0	36
Grade - 3	1,196	7,840	0	9,036
Grade - 4	796	6,389	0	7,185
Grade - 5	12,882	68,018	0	80,900
Grade - 6	4,807	8,817	0	13,624
Grade - 7	2,618	3,057	0	5,675
Grade - 8	4,093	1,649	0	5,742
	$ 26,428	$ 95,770	$ 0	$ 122,198

Not Graded

Performing	$ 0	$ 17,169	$ 641	$ 17,810
Non-performing	0	225	0	225

	$ 26,428	$ 113,164	$ 641	$ 140,233

Troubled Debt Restructuring for the Year Ended December 31, 2011

	Number	Pre-Modification	Post-Modification	December 31, 2011	Related
	of Loans	Balance	Balance	Balance	Allowance

Commercial	3	2,715,566	2,715,566	2,421,116	0
Commercial Real Estate	2	1,199,258	1,199,258	1,198,058	0
Residential Real Estate	4	1,193,676	1,193,676	1,174,998	0

	9	5,108,500	5,108,500	4,794,172	0

The loan modifications included reduction of contractual interest rates on six loans and deferral of principal payment on five loans.  The risk rating for the three commercial loans remained unchanged after modification.  None of the troubled debt restructured loans were in default of modified terms during the past twelve months.

Choice Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4: Loans (Continued)

Directors, executive officers, and principal stockholders of the Company, including their families and firms in which they are principal owners, are considered to be related parties.  Substantially all loans to these related parties were made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others and did not involve more than the normal risk of collectability or present other unfavorable features.

A summary of loans to directors, executive officers, principal stockholders, and their affiliates as of December 31 is as follows:

	2011	2010

Balance at beginning	$ 16,778,920	$ 14,585,338
New Loans	2,339,522	3,836,531
Repayments	(5,909,191)	(1,642,949)

Balance at end	$ 13,209,251	$ 16,778,920

Unfunded lines of credit (not included above)	$ 243,326	$ 544,012

Choice Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 5: Premises and Equipment

An analysis of premises and equipment at December 31 follows:

	2011	2010

Land	$ 285,000	$ 285,000
Buildings	1,088,606	1,088,606
Furniture and equipment	544,610	537,964
Computer equipment	337,148	329,921

Totals	2,255,364	2,241,491
Less - Accumulated depreciation	764,375	642,810

Premises and equipment, net	$ 1,490,989	$ 1,598,681

Depreciation of premises and equipment charged to operating expense totaled $118,208 and $155,355 in 2011 and 2010, respectively.

The Company leases a branch facility from a bank director under a ten-year noncancelable operating lease expiring in 2016 with options to renew for additional years at the expiration of the initial lease.  The Company also pays for real estate taxes, insurance, and maintenance under this net lease.  The terms of the lease are determined to be at a market rate.  Rent expense was $45,276 for 2011 and $49,392 for 2010.

Future minimum rental payments under noncancelable lease terms as of December 31, 2011 are as follows:

2012	$ 53,508
2013	49,392
2014	49,392
2015	49,392
Thereafter	49,392

Total	$ 251,076

Choice Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 6: Deposits

The composition of deposits at December 31 is as follows:

	December 31, 2011		December 31, 2010

Deposits	Dollars	%	Dollars	%

Non interest-bearing deposits	$ 8,539,589	5.4%	$ 6,730,342	4.5%
Interest-bearing demand	3,737,126	2.4%	3,109,973	2.1%
Money market accounts	46,432,343	29.3%	53,571,610	35.5%
Savings accounts	3,484,348	2.2%	3,257,156	2.2%
Certificates of deposit less than $100,000	60,618,445	38.3%	52,421,242	34.7%
Certificates of deposit $100,000 and greater	35,432,602	22.4%	31,728,573	21.0%
	$ 158,244,453	100.0%	$ 150,818,896	100.0%

The scheduled maturities of certificates of deposit at December 31, 2010 are summarized as follows:

2012	$ 39,188,081
2013	21,911,601
2014	7,844,860
2015	9,687,617
Thereafter	17,418,888

Total	$ 96,051,047

Deposits from directors, executive officers, principal stockholders, and their affiliates totaled approximately $3,132,295 and $3,721,415 as of December 31, 2011 and 2010, respectively.

Note 7: Borrowed Funds

Borrowed funds included notes payable of $290,000 at December 31, 2011.  The Company obtained a $290,000 line of credit from certain of its directors by issuing and selling to such directors $290,000 of promissory notes.  The Director Notes were issued in response to the Banking Regulators’ condition to their approval of the Reorganization that the Company obtain financing sufficient to enable it to reimburse the Bank for certain expenses of the Reorganization and pay its ongoing holding company-only expenses.

The Director Notes have a fixed interest rate of 6.00% and mature on March 10, 2014.  The Director Notes are unsecured obligations of the Company and interest on the notes is payable at maturity.

Choice Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 8: Income Taxes

The components of the provision (credit) for income taxes are as follows:

	2011	2010

Deferred tax expense (credit):
Federal	$ 631,400	$ (670,400)
State	173,800	(175,900)

Total deferred	$ 805,200	$ (846,300)

Change in valuation allowance	(2,005,200)	3,660,400

Toal provisions (credit) for income taxes	$ (1,200,000)	$ 2,814,100

A summary of the sources of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31 follows:

	2011		2010

		% of	% of
		Pretax	Pretax
	Amount	Income	Amount	Loss
	(Dollars in Thousands)
Tax credit at statutory rate	$ 694,700	34.0	$ (771,000)	(34.0)
Increase (decrease) in taxes resulting
from:
Stock option compensation	46,800	2.3	3,700	0.2
Other	(54,600)	(2.7)	41,100	1.8
Change in valuation allowance	(2,005,100)	(98.1)	3,660,400	161.4
State tax	118,200	5.8	(119,800)	(5.3)

Total provision (credit) for income taxes	$ (1,200,000)	(58.7)	$ 2,814,400	124.1

Choice Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 8: Income Taxes (Continued)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Bank’s assets and liabilities.

A valuation allowance for the Bank’s deferred tax asset was established at December 31, 2010.  In 2011, the valuation allowance was reduced by $805,200 for tax benefits recognized on net operating income generated during the year.  A $1,200,000 partial reversal of the remaining valuation allowance was recognized at December 31, 2011 based on an evaluation of the ability of the Company to recognize its net deferred tax assets.

All available evidence, both positive and negative, was considered to determine whether any impairment of this asset should be recognized.  Based on consideration of the available evidence including earnings/loss history, anticipated future pretax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a partial reversal of the valuation allowance was deemed appropriate at December 31, 2011.  The valuation allowance balance, after the partial reversal, was $1,655,200 at December 31, 2011.

The major components of the net deferred tax asset (liability) as of December 31 are presented below:

	2011	2010

Deferred tax assets:
Allowance for loan losses	$ 1,023,200	$ 595,000
Net operating loss	680,600	2,030,000
Organization and start-up expenses	300,300	270,000
Other real estate valuation allowance	846,400	770,000
Other	82,800	69,400

Total deferred tax assets	$ 2,933,300	$ 3,734,400

Deferred tax liabilities:
Unrealized gain on securities available for sale	(133,400)	(122,400)
Fixed assets and prepaid expenses	(78,100)	(74,000)

Total deferred tax liabilities	(211,500)	(196,400)

Valuation allowance	(1,655,200)	(3,660,400)

Net deferred tax asset (liability)	$ 1,066,600	$ (122,400)

Choice Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 8: Income Taxes (Continued)

The Company has federal and state operating loss carryforwards that approximate $1,500,000 for federal and $1,300,000 for state that may be applied against future federal and state taxable income earned.  The carryforwards begin to expire in December 31, 2026, for federal purposes and December 31, 2021, for Wisconsin purposes.

Income tax returns for the calendar years 2007 through 2010, with few exceptions, remain open to examination by federal and state taxing authorities.

Note 9: Stockholders’ Equity and Regulatory Matters

The declaration and payment of cash dividends by the Company to stockholders is restricted by certain statutory and regulatory limitations.  These limitations state that the Company may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the Company's net income during the current calendar year and the retained net income of the prior two calendar years.  Prior written regulatory approval must be obtained to make an exception.  There were no cash dividends paid to stockholders by the Company in 2011 or 2010.

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets.  It is management's opinion, as of December 31, 2011, that the Bank meets all applicable capital adequacy requirements.

As of December 31, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.

Choice Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 9: Stockholders’ Equity and Regulatory Matters (Continued)

In consultation with its banking regulators, the Bank has recently implemented several strategic initiatives designed to strengthen its financial condition. One of its strategic initiatives is to achieve a Tier 1 Leverage Capital ratio of at least 8% of total assets and a Total Risk-Based Capital ratio level of at least 11 percent of total assets by May 23, 2011 and a Tier 1 Leverage Capital ratio of 9% and Total Risk-Based Capital ratio of 12% by August 21, 2011.  At December 31, 2011, the Bank’s Tier 1 Leverage Capital ratio was 8.87% and its Total Risk-Based Capital ratio was 12.61%.  The Bank continues to pursue strategies to enhance its capital position in an effort to achieve the levels established pursuant to the initiative indicated above.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
Choice Bank	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(In Thousands)

2011

Total Risk-based Capital (to risk-
weighted assets)	$ 17,421	12.61%	$ 11,055	≥ 8.00%	$ 13,818	≥ 10.00%

Tier 1 Capital (to risk-
weighted assets)	$ 15,662	11.33%	$ 5,527	≥ 4.00%	$ 8,291	≥ 6.00%

Tier 1 Capital (to average
assets)	$ 15,662	8.87%	$ 7,064	≥ 4.00%	$ 8,830	≥ 5.00%

2010

Total Risk-based Capital (to risk-
weighted assets)	$ 13,660	10.85%	$ 10,075	≥ 8.00%	$ 12,594	≥ 10.00%

Tier 1 Capital (to risk-
weighted assets)	$ 12,068	9.58%	$ 5,038	≥ 4.00%	$ 7,556	≥ 6.00%

Tier 1 Capital (to average
assets)	$ 12,068	7.22%	$ 6,686	≥ 4.00%	$ 8,357	≥ 5.00%

Choice Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 10: Commitments, Contingencies, and Credit Risk

Financial Instruments With Off-Balance-Sheet Credit Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.

The Company's exposure to credit loss is represented by the contractual, or notional, amount of these commitments.  The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.  Since some of the commitments are expected to expire without being drawn upon and some of the commitments may not be drawn upon to the total extent of the commitment, the notional amount of these commitments does not necessarily represent future cash requirements.

The following commitments were outstanding at December 31:

	Notional Amount

	2011	2010

Commitments to extend credit	$ 14,992,870	$ 25,091,078

Unfunded commitments under lines of credit	3,694,776	9,836,595

Commitments to extend credit are agreements to lend to a customer at fixed or variable rates as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, home equity lines of credit, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers.  These lines of credit may or may not require collateral and may or may not contain a specific maturity date.  Commitments for equity lines of credit may expire without being drawn upon.  Therefore, the total commitments do not necessarily represent future cash requirements.

Choice Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 10: Commitments, Contingencies, and Credit Risk (Continued)

Legal Contingencies

Various legal claims arise from time to time in the normal course of business.  In the opinion of management, any liability resulting from such proceedings would not have a material impact on the financial statements.

Concentration of Credit Risk

The majority of the Company's loans, commitments, and standby letters of credit have been granted to customers in the Company's market area.  The concentrations of credit by type are set forth in Note 4.  Standby letters of credit were granted primarily to commercial borrowers.  Management believes the diversity of the local economy will prevent significant losses during the economic downturn, but the portfolio is monitored on a continuous basis.

Unused Lines of Credit

As of December 31, 2011, the Company has unused lines of credit of $12,900,000.  The available lines of credit include $9,900,000 at Bankers' Bank, Madison and $3,000,000 at BMO Harris Bank, Milwaukee.  The maximum outstanding at any one time during 2011 was $9.9 million.  The weighted rate on average outstanding balances for 2011 was 0.64%.  At December 31, 2011, there was no outstanding balance on the Company’s lines of credit.

Note 11: Employee Benefit Plan

The Company sponsors a 401(k) profit sharing plan covering substantially all employees.  Employees are allowed to make voluntary contributions to the plan up to 15% of their compensation, subject to limits imposed by federal tax laws.

During 2011 and 2010, the Company made matching contributions on behalf of each employee participant.  The Company contributed an amount equal to 100% of the amount of each employee elective contribution that did not exceed 3% of the employee participant’s compensation and 50% of the amount of the employee participant’s contribution that exceeded 3% of the employee participant’s compensation up to a maximum Company contribution of 4% of the employee participant’s compensation.

The Company expensed contributions of $56,791 for 2011 and expensed contributions of $60,001 for 2010.

Choice Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 12: Stock Compensation Plan

The Choice Bank Stock Option Plan was approved by shareholders on July 11, 2006 and adopted by the Company on the Reorganization Date.  The Board of Directors reserved 360,000 shares of Company stock for use as option awards to employees and directors under the Plan.  The exercise price equals the market value of the Bank's stock at the grant date.  The vesting period ranges from one to three years, and the maximum term is ten years.

Compensation cost relates to share-based payment transactions being recognized in the financial statements with measurement based on the fair value of the equity instrument at time of grant.  For the years ended December 31, 2011 and 2010, the Company recognized $137,751 and $11,028, respectively, in compensation expense for stock options.  139,000 stock options were granted in 2011 of which 42,500 vested on the grant date and 96,500 that will vest proportionately over a period of three years.  As of December 31, 2011 there were 151,000 shares available to be granted under the Company Stock Option Plan.

Following is a summary of stock option transactions for the year ended December 31, 2011:

			Weighted Average
	Number of	Weighted Average	Remaining
	Options	Exercise Price	Contractual Term

Options outstanding at beginning of year	123,333	$ 10.00

Changes during the year:
Granted	139,000	6.92
Forfeited during the year	(53,333)	10.00

Options outstanding at end of year	209,000	$ 7.95	8.77	yrs

Options exercisable at end of year	95,832	$ 8.49	7.77	yrs

Choice Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 12: Stock Compensation Plan (Continued)

Information pertaining to options outstanding at December 31, 2011, is as follows:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$		Years	$		$
6.00 to 7.00	104,000	9.93	6.60	42,500	6.60
7.50 to 10.00	105,000	7.61	9.29	53,332	10.00

	209,000	8.77	7.95	95,832	8.49

As of December 31, 2011, the Company has 113,168 in nonvested shares.  The Company issued 60,000 options in 2006, 5,000 options in 2009, 60,000 options in 2010, and 139,000 options in 2011 of which 95,832 were fully vested and 55,000 were forfeited as of December 31, 2011.  As of December 31, 2011, no options were exercised.

As of December 31, 2011, there were total unrecognized compensation costs of $314,606 related to nonvested share-based compensation arrangements, which are expected to be recognized in years 2012 through 2014.

The fair value of each option granted was estimated using the Black-Scholes option-pricing model, based on the average market price at the grant date and the weighted average assumptions specific to the underlying options.  Expected volatility assumptions are based on historical volatility of the Company’s common stock.  For 2011, the expected life assumption of the options is based on the “simplified” method as described in ASC 718, which is the midpoint between the vesting date and the end of the contractual term.  The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.  The weighted average assumptions utilized for options granted during the year ended December 31, 2011 are as follows:

2011

Fair Value	$ 3.16
Stock Price	$ 6.20
Option Strike Price	$ 6.92
Maturity	6.5
Risk-free interest rate	1.29%
Volatility	54.93%

Choice Bancorp, Inc.

Notes to Consolidated Financial Statements

The weighted average grant date fair value for granted shares in 2011 totaled $439,062.  There was no aggregate intrinsic value for outstanding stock options as of December 31, 2011 because the strike price on granted options exceeded the market price for the Company’s common stock.

Note 13: Warrants

The Company has two types of warrants outstanding to purchase shares of common stock at December 31, 2011.  Initial shareholders in the Bank received warrants to purchase one share of common stock for every five shares of common stock purchased in the Bank’s initial common stock offering (“shareholder warrants”).  A total of 431,990 shareholder warrants were issued.  Originally, the shareholder warrants were exercisable at a price of $12.50 per share at any time until July 24, 2009.  On October 28, 2008, the Board of Directors extended the expiration date to July 24, 2012.  As part of the Reorganization Transaction, shareholder warrants to purchase Bank stock were converted into warrants to purchase Company stock at the same price.  As of December 31, 2011, 620 shareholder warrants had been exercised and 431,370 shareholder warrants remained outstanding.

Warrants issued	431,990
Exercised	(620)

Outstanding warrants	431,370

The Bank’s organizers advanced funds and guaranteed loans for organizational and other pre-opening expenses. As consideration for the financial risk assumed, the organizers received warrants to purchase one share of common stock for every $10 placed at risk, up to a maximum of 11,250 warrants per organizer (“organizer warrants”).  A total of 213,750 organizer warrants have been issued. The organizer warrants are exercisable at a price of $10.00 per share at any time until July 24, 2016. The organizer warrants were accounted for in accordance with the fair value method and recognized as stock compensation included in start-up expenses at July 24, 2006. As part of the Reorganization Transaction, organizer warrants to purchase Bank stock were converted into warrants to purchase Company stock at the same price.  None of the organizer warrants had been exercised as of December 31, 2011.

Both types of warrants are transferable.

Choice Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 14: Earning (Loss) per Share

Calculation of earnings (loss) per share:

	2011	2010

Net income (loss)	$ 3,243,224	$ (5,082,656)
Average shares outstanding	2,160,620	2,160,620
Basic earnings (loss) per share	$ 1.50	$ (2.35)

Note 15: Fair Value Measurements

Accounting standards describe three levels of inputs that may be used to measure fair value (the fair value hierarchy).  The level of an asset or liability within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement of that asset or liability.

Following is a brief description of each level of the fair value hierarchy:

Level-1 - Fair value measurement is based on quoted prices for identical assets or liabilities in active markets.

Level-2 - Fair value measurement is based on: (1) quoted prices for similar assets or liabilities in active markets; (2) quoted prices for identical or similar assets or liabilities in markets that are not active; or (3) valuation models and methodologies for which all significant assumptions are or can be corroborated by observable market data.

Level-3 - Fair value measurement is based on valuation models and methodologies that incorporate at least one significant assumption that cannot be corroborated by observable market data.  Level 3 measurements reflect the Bank's estimates about assumptions market participants would use in measuring fair value of the asset or liability.

Some assets and liabilities, such as securities available for sale, are measured at fair value on a recurring basis under accounting principles generally accepted in the United States.  Other assets and liabilities, such as impaired loans, may be measured at fair value on a nonrecurring basis.

Following is a description of the valuation methodology used for each asset and liability measured at fair value on a recurring or nonrecurring basis, as well as the classification of the asset or liability within the fair value hierarchy.

Securities available for sale - Securities available for sale are classified as Level 2 measurements within the fair value hierarchy.  Level 2 securities include U.S. government and agency securities, obligations of states and political subdivisions, corporate debt securities, and mortgage-related securities.  The fair value measurement of a Level 2 security is obtained from an independent pricing service and is based on recent sales of similar securities and other observable market data.

Choice Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 15: Fair Value Measurements (Continued)

Loans held for sale - Loans held for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value.  The fair value measurement of a loan held for sale is based on current secondary market prices for similar loans, which is considered a Level 2 measurement.

Loans - Loans are not measured at fair value on a recurring basis.  However, loans considered to be impaired (see Note 1) may be measured at fair value on a nonrecurring basis.  The fair value measurement of an impaired loan that is collateral dependent is based on the fair value of the underlying collateral.  All other impaired loan measurements are based on the present value of expected future cash flows discounted at the applicable effective interest rate and, thus, are not fair value measurements.  Fair value measurements of underlying collateral that utilize observable market data, such as independent appraisals reflecting recent comparable sales, are considered Level 2 measurements.  Other fair value measurements that incorporate estimated assumptions market participants would use to measure fair value are considered Level 3 measurements.

Other real estate owned - Real estate and other property acquired through or in lieu of loan foreclosure are not measured at fair value on a recurring basis.  However, foreclosed assets are initially measured at fair value (less estimated costs to sell) when they are acquired and may also be measured at fair value (less estimated costs to sell) if they become subsequently impaired.  The fair value measurement for each asset may be obtained from an independent firm or prepared internally.  Fair value measurements obtained from independent firms are generally based on sales of comparable assets and other observable market data and are considered Level 2 measurements.  Fair value measurements prepared internally are based on observable market data but include significant unobservable data and are therefore considered Level 3 measurements.

Choice Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 15: Fair Value Measurements (Continued)

Information regarding the fair value of assets and liabilities measured at fair value on a recurring basis as of December 31 follows:

Recurring Fair Value Measurements Using

Quoted Prices
		in Active	Significant
		markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

2011

Assets:

Secutities available for sale	$ 9,218,665	$ 0	$ 9,218,665	$ 0
Loans held for sale	3,463,500	0	3,463,500	0

Total assets	$ 12,682,165	$ 0	$ 12,682,165	$ 0

2010

Assets:

Secutities available for sale	$ 11,762,431	$ 0	$ 11,762,431	$ 0
Loans held for sale	638,131	0	638,131	0

Total assets	$ 12,400,562	$ 0	$ 12,400,562	$ 0

Choice Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 15: Fair Value Measurements (Continued)

Information regarding the fair value of assets measured at fair value on a nonrecurring basis as of December 31 follows.

Nonrecurring Fair Value Measurements Using

Quoted Prices
		in Active	Significant
		markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

2011

Impaired loans	$ 1,892,440	$ 0	$ 1,892,440	$ 0
Other real estate owned	1,020,000	0	1,020,000	0

Totals	$ 2,912,440	$ 0	$ 2,912,440	$ 0

2010

Impaired loans	$ 533,000	$ 0	$ 533,000	$ 0
Other real estate owned	1,892,200	0	1,892,200	0

Totals	$ 2,425,200	$ 0	$ 2,425,200	$ 0

Loans with a carrying amount of $2,177,440 were considered impaired and were written down to their fair value of $1,892,440.  As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $285,000 during the year ended December 31, 2011.

Other real estate owned with a carrying amount of $1,042,200 was written down to a fair value of $1,020,000.  As a result, an impairment charge of $22,200 was included in earnings for the year ended December 31, 2011.

The Company estimates fair value of all financial instruments regardless of whether such instruments are measured at fair value.  The following methods and assumptions were used by the Bank to estimate fair value of financial instruments not previously discussed.

Cash and cash equivalents - Fair value approximates the carrying value.

Choice Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 15: Fair Value Measurements (Continued)

Loans - Fair value of variable rate loans that reprice frequently is based on carrying value.  Fair value of other loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings.  Fair value of impaired and other nonperforming loans is estimated using discounted expected future cash flows or the fair value of underlying collateral, if applicable.

Accrued interest receivable and payable - Fair value approximates the carrying value

Deposits - Fair value of deposits with no stated maturity, such as demand deposits, savings, and money market accounts, by definition, is the amount payable on demand on the reporting date.  Fair value of fixed rate time deposits is estimated using discounted cash flows applying interest rates currently being offered on similar time deposits.

Borrowed funds – Fair value of existing debt approximates the carrying value.

The carrying value and estimated fair value of financial instruments at December 31 follows:

	2011		2010

		Estimated		Estimated
	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial assets:

Cash and cash equivalents	$ 1,949,825	$ 1,949,825	$ 9,091,935	$ 9,091,935
Secutities available for sale	9,218,665	9,218,665	11,762,431	11,762,431
Loans held for sale	3,463,500	3,463,500	638,131	638,131
Loans, net	155,577,564	159,450,025	137,187,579	140,611,518
Accrued interest receivable	593,846	593,846	509,594	509,594

Total financial assets	$ 170,803,400	$ 174,675,861	$ 159,189,670	$ 162,613,609

Financial liabilities:

Deposits	$ 158,244,453	$ 158,769,697	$ 150,818,896	$ 151,490,301
Borrowed funds	290,000	290,000	0	0
Accrued interest payable	168,284	168,284	188,195	188,195

Total financial liabilities	$ 158,702,737	$ 159,227,981	$ 151,007,091	$ 151,678,496

Choice Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 15: Fair Value Measurements (Continued)

Limitations - The fair value of a financial instrument is the current amount that would be exchanged between market participants, other than in a forced liquidation.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company's various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.  Consequently, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument.  Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature and involve uncertainties and matters that could affect the estimates.  Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business.  Deposits with no stated maturities are defined as having a fair value equivalent to the amount payable on demand.  This prohibits adjusting fair value derived from retaining those deposits for an expected future period of time.  This component, commonly referred to as a deposit base intangible, is neither considered in the above amounts nor is it recorded as an intangible asset on the balance sheets.  In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

Choice Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 16: Parent Company Only Information

The following, in a condensed form, are parent company only statements of financial condition and statement of income of Choice Bancorp, Inc.  The financial information contained in this footnote is to be read in association with the preceding accompanying notes to the consolidated financial statements.

CHOICE BANCORP, INC

Statement of Financial Condition

December 31,
(Dollars in thousands)	2011

Assets

Cash and cash equivalents	88
Investment in subsidiary	15,866
Other assets	36

Total assets	15,990

Liabilities

Convertible promissory notes	290
Interest payable	10
Other liabilities	36

Total liabilities	336

Stockholders' Equity

Common stock	2,161
Paid in capital	20,580
Accumulated deficit	(7,291)
Accumulated other comprehensive income	204

Total stockholders' equity	15,654

Total liabilities and stockholders' equity	15,990

Choice Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 16: Parent Company Only Information (Continued)

CHOICE BANCORP, INC

Statement of Income

For the Year Ended
December31,
(Dollars in thousands)	2011

Income

Other income	0

Total Income	0

Expenses

Interest expense	10
Other operating expenses	203

Total expenses	213

Loss before income taxes and
undistributed inocme of subsidiary	(213)
Income tax benefit	0

Loss before undistributed
income of subsidiary	(213)

Equity in Undistributed Income of Subsidiary

Banking subsidiary	3,456

Net income	3,243

Choice Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 16: Parent Company Only Information (Continued)

CHOICE BANCORP, INC

Statement of Cash Flows

For the Year Ended
December31,
(Dollars in thousands)	2011

Cash flows from operating activities:

Net income	3,243
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiary	(3,456)
Other changes, net	11

Net cash used in operating activities	(202)

Cash flows from financing activities:

Proceeds from issuance of convertible promissory notes	290

Net cash provided by financing activities	290

Net change in cash and cash equivalents	88
Beginning cash and cash equivalents	0

Ending cash and cash equivalents	88

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in accountants in 2011, nor any disagreements with Wipfli, LLP on accounting and financial disclosure.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

The Bank’s management, with the participation of the Bank’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Bank’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  The Bank’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act is recorded, processed and reported on a timely basis.  As a result of their assessment, management believes that, for the reasons discussed below, the Bank’s internal control over financial  was not effective as of December 31, 2011 based on the criteria set forth in the COSO Internal Control – Integrated Framework.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an effective system of internal control over financial reporting, as such term is defined in Section 13a-15(f) of the Securities Exchange Act of 1934.  Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  There are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of human error and circumvention or overriding of controls.  Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed our systems of internal control over financial reporting as of December 31, 2011.  This assessment was based on criteria for effective internal control over financial reporting describe in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management believes that as of December 31, 2011, we did not maintain effective internal control over financial reporting based on those criteria for the reasons described below.

As reported in the Bank’s Annual Report on Form 10K for the year ended December 31, 2010 (the “2010 Form 10-K”), the Chief Executive Officer and Chief Financial Officer identified a material

weakness as of December 31, 2010 in the Bank’s internal controls over its financial reporting processes.   A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of  annual or interim financial statements will not be prevented or detected on a timely basis.  The material weakness related to the failure of the Bank’s internal controls to provide a proper and timely review and reporting of the Bank’s asset quality necessary for the Board of Directors to evaluate and establish an adequate allowance and make adequate provisions for inherent and identified losses.  As of the date of this Report, management believes that the material weakness identified in the 2010 Form 10-K continues to exist.

Remediation Efforts

During 2011, we engaged an outside professional consultant to conduct a review of our system of internal controls and procedures and assist management in making any changes appropriate to remedy the material weakness and any other deficiencies and to improve the design of such system to assure the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  We  implemented processes and procedures to address deficiencies in the review and reporting of our asset quality that included the adoption of new procedures for establishing an adequate allowance for loan losses.  Subsequent to the date of this Report, we intend to engage an outside professional consultant to conduct a review of our loan portfolio and methodology used for the allowance for loan losses to validate remediation efforts deployed by management.  Management expects that the material weakness will be substantially remediated prior to the end of 2012, although there can be no assurance that management will be successful in such remedial efforts by that date, or at all.

Change in Internal Control Over Financial Reporting

Except as described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the final fiscal quarter of the year to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report

This Annual Report on Form 10-K does not include an attestation report of our registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Item 9B.  Other Information

None.

Part III

Item 10.   Directors, Executive Officers and Corporate Governance

Information responsive to this item in incorporated herein by reference to our definitive proxy statement for the Annual Meeting of Shareholders to be held June 7, 2012.  As of December 31, 2011, there had been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since our last reporting period.

Item 11.  Executive Compensation

Information responsive to this item is incorporated herein by reference to our definitive proxy statement for the Annual Meeting of Shareholders to be held June 7, 2012.

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Shareholder Matters

Information responsive to this item is incorporated herein by reference to our definitive proxy statement for the Annual Meeting of Shareholders to be held June 7, 2012.

Stock Incentive Plan

The Choice Bank Stock Incentive Plan was approved by our shareholders on July 11, 2006 and assigned to us upon consummation of the Reorganization on March 10, 2011.  The table below shows warrants awarded to organizers and options granted to directors and executive officers as of December 31, 2011.  Options vest ratably over a three year period and have a ten-year term.  As of December 31, 2011, 95,832 of the 209,000 options granted were exercisable.

				Number of securities
				remaining available
	Number of securities			for future issuance
	to be issued upon		Weighted-average	under equity
	exercise of		exercise price of	compensation plans
	outstanding options,		outstanding options,	(exlcuding securities
	warrants and rights		warrants and rights	shown in column a)

Equity compensation plans	a		b	c

approved by shareholders	209,000		$7.95	151,000
not approved by shareholders	213,750	(1)	$10.00	0

Total	422,750		$8.99	151,000

(1)

Includes organizer warrants issued to Bank organizers.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated herein by reference to our definitive proxy statement for the Annual Meeting of Shareholder to be held June 7, 2012.

Item 14.  Principal Accounting Fees and Services.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement for the Annual Meeting of Shareholder to be held June 7, 2012.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a) Exhibits

Exhibit No.	Description
2.1

Agreement and Plan of Reorganization dated June 18, 2010 between the Registrant and Choice Bank, incorporated by reference to Exhibit 2.1 of Amendment No. 1 to the Registration Statement on Form S-4, filed on June 29, 2010.

2.2	Form of Merger Agreement between Choice Bank and Choice Interim Bank, incorporated by reference to Exhibit 2.2 of Amendment No. 1 to the Registration Statement on Form S-4, filed on June 29, 2010

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Registration Statement on Form S-4, filed on June 29, 2010.

3.2	Bylaws, incorporated by reference to Exhibit 3.2 of Amendment No. 1 to the Registration Statement on Form S-4, filed on June 29, 2010.

4.1	Form of Choice Bancorp, Inc. stock certificate, incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-4 filed on May 7, 2010.

4.2

Form of Choice Bancorp, Inc. Organizer Warrant Agreement and Warrant Certificate, incorporated herein by reference to Exhibit 4.2 of Amendment No. 1 to the Registration Statement on Form S-4, filed on June 29, 2010.

4.3

Form of Choice Bancorp, Inc. Shareholder Warrant Agreement and Warrant Certificate, incorporated by reference to Exhibit 4.3 of Amendment No. 1 to the Registration Statement on Form S-4, filed on June 29, 2010

10.1	Employment Agreement dated January 1, 2010 between Choice Bank and Keith C. Pollnow, incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-4 filed on May 7, 2010.

10.2	Employment Agreement dated January 1, 2010 between Choice Bank and Stanley G. Leedle, incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-4 filed on May 7, 2010.

10.3	Employment Agreement dated July 1, 2009 between Choice Bank and John F. Glynn, incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-4 filed on May 7, 2010.

10.4	Employment Agreement dated January 1, 2010 between Debra K. Fernau and Choice Bank, incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-4 filed on May 7, 2010

10.5	Form of Choice Bancorp, Inc. Subordinated Promissory Note dated March 10, 2011, incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed on March 15, 2011.

10.6

Choice Bank 2006 Stock Incentive Plan (as assumed by Choice Bancorp, Inc. on March 10, 2011) incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8 filed on January 25, 2012

14.1	Choice Bancorp, Inc. Code of Ethics, filed herewith and posted on the Registrant’s website at www.choicebank.com

21.1	Subsidiaries of Choice Bancorp, Inc., filed herewith.

23.1	Consent of Wipfli, LLP, filed herewith.

24.1.	Powers of Attorney, included as part of the signature page to this Report

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Cash Flows, and (v) Notes to Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report of Choice Bancorp, Inc. on Form 10-K for the year ended December 31, 2011 to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICE BANCORP, INC.

Date: March 30, 2012	By: /s/ J. Scott Sitter
J. Scott Sitter, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Scott Sitter
J. Scott Sitter	President and Chief Executive Officer (Principal Executive Officer); Director	March 30, 2012

/s/ John F. Glynn
John F. Glynn	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2012

/s/ Kenneth J. Balda
Kenneth J. Balda	Director	March 30, 2012

Stephen W. Ford	Director	March 30, 2012

Richard L. Gabert	Director	March 30, 2012

/s/ Paul R. Getchel
Paul R. Getchel	Director	March 30, 2012

/s/ Michael L. Hanneman
Michael L. Hanneman D.D.S.	Director	March 30, 2012

/s/ David A. Janssen
David A. Janssen, M.D.	Director	March 30, 2012

/s/ Stanley G. Leedle
Stanley G. Leedle	Director	March 30, 2012

Thomas L. Muza	Director	March 30, 2012

Signature	Title	Date

/s/ Rodney R. Oilschlager
Rodney R. Oilschlager	Director	March 30, 2012

/s/ James G. Poeschl
James G. Poeschl	Director	March 30, 2012

Jeffrey S. Rogge	Director	March 30, 2012

Thomas N. Rusch	Director	March 30, 2012

/s/ Arend A. Stam
Arend A. Stam	Director	March 30, 2012

John F. Supple III	Director	March 30, 2012

Gerald A. Thiele	Director	March 30, 2012

/s/ Mark D. Troudt	Director	March 30 , 2012
Mark D. Troudt