Form 10-Q
period 2012-03-31
CHOICE BANCORP, INC.
filed 2012-05-15
CIK 1487623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes ☐   No ☒

Number of outstanding shares of common stock as of May 10, 2012: 2,160,620 shares.

EXPLANATORY NOTE

This document is intended to speak as of March 31, 2012, except as otherwise noted.

FORM 10-Q TABLE OF CONTENTS

Page #
Part I – Financial Information
Item 1 Financial Statements (Unaudited)
Consolidated Statement of Financial Condition of Choice Bancorp, Inc. as of March 31, 2012 and as of December 31, 2011	3
Consolidated Statement of Income of Choice Bancorp, Inc. for the Three Months Ended March 31, 2012 and for the Three Months Ended March 31, 2011	4
Consolidated Statements of Comprehensive Income of Choice Bancorp, Inc. for the Three Months Ended March 31, 2012 and for the Three Months Ended March 31, 2011	5
Consolidated Statement of Stockholders’ Equity of Choice Bancorp, Inc. for the Three Months Ended March 31, 2012 and for the Three Months Ended March 31, 2011	6
Consolidated Statement of Cash Flows of Choice Bancorp, Inc. for the Three Months Ended March 31, 2012 and for the Three Months Ended March 31, 2011	7
Notes to Interim Consolidated Financial Statements (Unaudited)	8
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3 Quantitative and Qualitative Disclosures About Market Risk	43
Item 4 Controls and Procedures	43
Part II – Other Information	45
Item 1 Legal Proceedings	45
Item 1A Risk Factors	45
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3 Defaults Upon Senior Securities	45
Item 4 Mine Safety Disclosures	45
Item 5 Other Information	45
Item 6 Exhibits	46
Signatures	47

Item 1. Financial Statements

Choice Bancorp, Inc.

Consolidated Statements of Financial Condition

	March 31, 2012	December 31, 2011

	(Unaudited)
Assets

Cash and due from banks	$1,843,280	$1,540,825
Federal funds sold	6,624,000	409,000

Cash and cash equivalents	8,467,280	1,949,825

Securities available for sale	9,955,041	9,218,665
Loans held for sale	1,027,735	3,463,500
Loans, net	156,683,397	155,577,564
Premises and equipment, net	1,463,218	1,490,989
Other real estate owned	1,020,000	1,020,000
Deferred tax asset	1,200,000	1,200,000
Other assets	1,179,457	1,222,706

TOTAL ASSETS	$180,996,128	$175,143,249

Liabilities and Stockholders' Equity

Liabilities:
Non-interest bearing deposits	$9,882,023	$8,539,589
Interest bearing deposits	153,240,495	149,704,864

Total deposits	163,122,518	158,244,453
Other borrowings	290,000	290,000
Other liabilities	710,793	955,524

Total Liabilities	164,123,311	159,489,977

Stockholders' equity:
Common Stock - $1 par value:
Authorized - 3,177,000 shares
Issued and outstanding - 2,160,620 shares	2,160,620	2,160,620
Additional paid-in capital	20,610,177	20,579,617
Accumulated deficit	(6,098,310)	(7,291,228)
Accumulated other comprehensive income	200,330	204,263

Total stockholders' equity	16,872,817	15,653,272

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$180,996,128	$175,143,249

See Accompanying Notes to Financial Statements

Choice Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended

	March 31, 2012	March 31, 2011

Interest and dividend income:
Loans, including fees	$2,367,697	$2,051,658
Securities - taxable	63,006	88,891
Federal funds sold	1,451	1,727

Total interest and dividend income	2,432,154	2,142,276

Interest expense:
Deposits	540,428	559,801
Borrowed funds	4,326	994

Total interest expense	544,754	560,795

Net interest income, before provision for loan losses	1,887,400	1,581,481
Provision for loan losses	300,000	300,000

Net interest income, after provision for loan losses	1,587,400	1,281,481

Non-interest income:
Service fees	78,806	44,811
Secondary market fees	126,020	35,425
Rental income	5,774	0
Gain on sale of other assets	433,802	0

Total non-interest income	644,402	80,236

Non-interest expense:
Salaries and employee benefits	631,405	535,544
Occupancy and equipment	90,387	94,328
Data processing	44,515	32,335
Professional services	67,157	80,854
Marketing	13,625	7,995
Other investment write-down	0	100,000
Other	191,795	178,428

Total non-interest expenses	1,038,884	1,029,484

Income before income taxes	1,192,918	332,233
Provision for income taxes	0	0

Net Income	$1,192,918	$332,233

Earnings per share - basic and diluted	$0.55	$0.15

See Accompanying Notes to Financial Statements

Choice Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended

	March 31, 2012	March 31, 2011

Net income	$1,192,918	$332,233

Other comprehensive income, net of tax
Unrealized losses on securities during period	(3,933)	(2,916)

Comprehensive income	$1,188,985	$329,317

See Accompanying Notes to Financial Statements

Choice Bancorp, Inc.

Consolidated Statements of Stockholders' Equity

(Unaudited)

					Accumulated
			Additional Paid		Other	Total
	Common Stock		In-Capital-	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Common Stock	Deficit	Income	Equity

Balance at January 1, 2011	2,160,620	$2,160,620	$20,441,866	$(10,534,452)	$187,411	$12,255,445

Comprehensive income:

Net income				332,233		332,233

Unrealized loss on
securities available for sale,
net of tax					(2,916)	(2,916)

Total comprehensive
income						329,317

Options and warants
compensation expense			3,093			3,093

Balance at March 31, 2011	2,160,620	$2,160,620	$20,444,959	$(10,202,219)	$184,495	$12,587,855

Balance at January 1, 2012	2,160,620	$2,160,620	$20,579,617	$(7,291,228)	$204,263	$15,653,272

Comprehensive income:

Net income				1,192,918		1,192,918

Unrealized loss on
securities available for sale,
net of tax					(3,933)	(3,933)

Total comprehensive
income						1,188,985

Options and warrants
compensation expense			30,560			30,560

Balance at March 31, 2012	2,160,620	$2,160,620	$20,610,177	$(6,098,310)	$200,330	$16,872,817

See Accompanying Notes to Financial Statements

Choice Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31, 2012	March 31, 2011

Cash flows from operating activities:
Net income	$1,192,918	$332,233

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation of premises and equipment	28,985	30,101
Provision for loan losses	300,000	300,000
Gain on sale of other real estate	(433,802)	0
Compensation expense for options	30,560	3,093
Net amortization of securities	6,648	14,366
Changes in operating assets and liabilities:
Loans held for sale	2,435,765	220,328
Other assets	477,051	164,198
Other liabilities	(242,163)	(53,548)

Net cash provided by operating activities	3,795,962	1,010,771

Cash flows from investing activities:
Purchases of securities available for sale	(4,000,000)	(753,220)
Proceeds from maturities and pre-payments
of securities available for sale	3,250,475	2,441,168
Proceeds from sale of OREO	0	850,000
Loan originations and principal collections, net	(1,405,833)	(7,239,044)
Purchases of premises and equipment	(1,214)	0

Net cash used in investing activities	(2,156,572)	(4,701,096)

Cash flows from financing activities:
Net increase (decrease) in deposits	4,878,065	(6,471,867)
Proceeds from borrowed funds	0	1,846,000

Net cash provided by (used in) financing activities	4,878,065	(4,625,867)

Net increase (decrease) in cash and cash equivalents	6,517,455	(8,316,192)
Cash and cash equivalents at beginning	1,949,825	9,091,935

Cash and cash equivalents at end	$8,467,280	$775,743

Supplemental cash flow information:

Cash paid during the period for interest:	$543,780	$564,682

Noncash investing and financing activities:
Transfer of loans to OREO	$0	$0
Transfer of OREO to loans	$0	$850,000

See Accompanying Notes to Financial Statements

Choice Bancorp, Inc.

Selected Notes to Interim Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

Nature of Operations

The accompanying unaudited consolidated financial statements of Choice Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to general practices within the banking industry for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. They should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for fair presentation have been included. The results of operations for the three-month period ended March 31, 2012 are not necessarily indicative of the results which may be expected for the entire year.

The preparation of the financial statements in conformity with the above-mentioned accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of, and for the three-month period ended March 31, 2012. Actual results could vary from those estimates.

Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current period.

Regulatory Actions

On April 13, 2012, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order (the "Consent Order") with the Wisconsin Department of Financial Institutions ("WDFI") and the Federal Deposit Insurance Corporation ("FDIC"). The Consent Order requires the Bank, among other things, to take certain corrective actions focused on reducing exposure to adversely classified loans, restricting lending to credits that have been adversely classified, restricting the payment of dividends without regulatory approval, requiring the maintenance of a minimum Tier 1 leverage ratio of 9.0% and a minimum total risk-based capital ratio of 12.0%, the need for Board compliance and monitoring of the provisions of the Consent Order, and the maintenance of and a plan for reducing and managing credit concentrations. Generally enforcement actions such as the Consent Order can be lifted only after subsequent examinations and evaluation by the regulatory agencies determine that the issues covered by the Consent Order have been satisfactorily and sustainably resolved.

At March 31, 2012, the Bank's capital ratios were above the minimum levels required by the Consent Order and the Bank believes it is in substantial compliance with the other requirements set forth in the Consent Order.

Note 2 – Earnings per Share

Basic earnings per share represents net income divided by the weighted average number of shares outstanding during the period.  Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the potential dilutive effect of vested stock options and organizer and shareholder warrants.  For the three-month period ending March 31, 2012, there is no dilutive effect because the average market price of $6.38 was less than the weighted average strike price of $8.57 per share for options, $10.00 per share for organizer warrants, and $12.50 per share for shareholder warrants.  For the three-month period ending March 31, 2011, there is no dilutive effect because the average market prices of $5.60 was less than the strike prices of $10 per share for options and organizer warrants and $12.50 per share for shareholder warrants.  The calculation of basic and diluted income per share is presented below:

	Three Months Ended March 31,

	2012	2011

Net income	$1,192,918	$332,233
Average shares outstanding	2,160,620	2,160,620

Basic and dilutive net income per share	$0.55	$0.15

Note 3- Comprehensive Income

The Company’s only item comprising “Accumulated other comprehensive income” is net unrealized gains or losses on investment securities available for sale, net of applicable taxes.

Note 4- Loan Impairment and Loan Losses

Activity in the allowance for loan losses for the three-month period ending March 31, 2012 is shown in the following table:

(Dollars in thousands)	March 31, 2012

	Commercial	Real Estate	Other	Total
Allowance for loan losses:
Balance, beginning of period	$1,288	$2,832	$25	$4,145
Charge-offs	0	0	6	6
Recoveries	0	0	0	0
Provision	48	249	3	300

Balance, end of period	$1,336	$3,081	$22	$4,439

Ending Balance: Individually evaluated for impairment	$480	$493	$0	$973

Ending Balance: Collectively evaluated for impairment	$856	$2,588	$22	$3,466

(Dollars in thousands)	March 31, 2012

	Commercial	Real Estate	Other	Total
Loans evaluated for impairment:

Individually	$4,560	$3,486	$-	$8,046
Collectively	22,470	129,984	623	153,077

Total	$27,030	$133,470	$623	$161,123

Activity in the allowance for loan losses for the year ended December 31, 2011 is shown in the following table:

(Dollars in thousands)	December 31, 2011

	Commercial	Real Estate	Other	Total
Allowance for loan losses:
Balance, beginning of period	$1,130	$1,904	$12	$3,046
Charge-offs	46	55	0	101
Recoveries	0	0	0	0
Provision	204	983	13	1,200

Balance, end of period	$1,288	$2,832	$25	$4,145

Ending Balance: Individually evaluated for impairment	$230	$55	$0	$285

Ending Balance: Collectively evaluated for impairment	$1,058	$2,777	$25	$3,860

(Dollars in thousands)	December 31, 2011

	Commercial	Real Estate	Other	Total
Loans evaluated for impairment:

Individually	$4,492	$2,480	$0	$6,972
Collectively	23,822	128,283	646	152,751

Total	$28,314	$130,763	$646	$159,723

The following is a summary of information pertaining to impaired loans:

March 31, 2012

Commercial
(Dollars in thousands)	Commercial	real estate	Total

Unpaid principal balance	$4,560	$3,486	$8,046

Impaired loans with no allowance	$2,382	$1,712	$4,094
Impaired loans with allowance	2,178	1,774	3,952
Total impaired loan balance	$4,560	$3,486	$8,046

Related allowance	$480	$493	$973
Average balance	$4,377	$3,162	$7,539
Interest Income Recognized	$66	$35	$101

	December 31, 2011

		Commercial
(Dollars in thousands)	Commercial	real estate	Total

Unpaid principal balance	$4,492	$2,480	$6,972

Impaired loans with no allowance	$2,421	$2,374	$4,795
Impaired loans with allowance	2,071	106	2,177
Total impaired loan balance	$4,492	$2,480	$6,972

Related allowance	$230	$55	$285
Average balance	$1,510	$1,322	$2,832
Interest Income Recognized	$207	$123	$330

The impaired loans at March 31, 2012 represent thirteen loans.  Four of the loans totaling $4,559,610 are secured by equipment and inventory.  The remaining nine loans totaling $3,485,862 are secured by real estate.  All but four impaired loans totaling $1,283,532 were performing and accruing interest at March 31, 2012.

The impaired loans at December 31, 2011 represent eleven loans.  Four of the loans totaling $4,492,305 were secured by equipment, accounts receivables, and inventory.  The remaining seven loans were secured by real estate.  All of the impaired loans at December 31, 2011 were performing and accruing interest.

A specific reserve on impaired loans of $973,000 was provided for at March 31, 2012, versus a specific reserve of $285,000 on such loans at December 31, 2011.

GAAP accounting for contingencies requires recognition of a loss and disclosure of a loss contingency if two conditions are met.  First, information available prior to the issuance of financial statements indicates that an asset has been impaired. Management and the Board of Directors recognized that the above referenced loans at March 31, 2012 were impaired.  Second, the amount of loss can be reasonably estimated. For the impaired loans at March 31, 2012, the amount of potential loss was reasonably estimated and management believed that the specific reserve of $973,000 was appropriate.  The specific reserve for the impaired loans was based on the fair value of collateral.

The following is a summary of information pertaining to past due and nonaccruing loans:

March 31, 2012

(Dollars in thousands)		Greater than	Total
	30 - 89 days	90 days and	past due and	Current		Total
	past due	nonaccruing	nonaccruing	loans		loans

Commercial	$190	$283	$473	$26,557		$27,030
Real estate:
Commercial	457	894	1,351	67,272		$68,623
Residential	66	107	173	42,287		$42,460
Construction	0	0	0	14,316	`$	` 14,316
Second mortgages	0	0	0	1,987		$1,987
Equity lines of credit	0	0	0	6,084		$6,084
Consumer	0	0	0	623		623

Total	$713	$1,284	$1,997	$159,126		$161,123

December 31, 2011

(Dollars in thousands)		Greater than	Total
	30 - 89 days	90 days and	past due and	Current	Total
	past due	nonaccruing	nonaccruing	loans	loans

Commercial	$0	$141	$141	$28,173	$28,314
Real estate:
Commercial	0	0	0	71,172	$71,172
Residential	0	993	993	39,122	$40,115
Construction	0	0	0	11,656	$11,656
Second mortgages	0	0	0	1,904	$1,904
Equity lines of credit	0	0	0	5,916	$5,916
Consumer	0	0	0	646	646

Total	$0	$1,134	$1,134	$158,589	$159,723

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

The Company expanded the number of risk rating categories from eight risk grades to nine risk grades during the first quarter of 2012.  The Risk Grade 9 category was added to group impaired business purpose loans into a separate category.

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

Risk Grade 9 – Impaired

Business purpose loans rated “9” include loans inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any, and have weaknesses that make collection or liquidation in full highly questionable and improbable.

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

The breakdown of loans by risk grades as of March 31, 2012 and December 31, 2011 is presented in the following tables:

(Dollars in Thousands)
	March 31, 2012

Risk Grade	Commercial	Real Estate	Consumer	Total

Grade - 1	$0	$0	$0	$0
Grade - 2	0	1,262	0	1,262
Grade - 3	109	1,119	0	1,228
Grade - 4	4,268	4,405	0	8,673
Grade - 5	14,928	73,886	0	88,814
Grade - 6	1,626	17,153	0	18,779
Grade - 7	57	4,298	0	4,355
Grade - 8	1,482	4,442	0	5,924
Grade - 9	4,560	1,965	0	6,525
	$27,030	$108,530	$0	$135,560

Not Graded

Performing	$0	$24,940	$623	$25,563
Non-performing	0	0	0	0

	$27,030	$133,470	$623	$161,123

(Dollars in thousands)
	December 31, 2011

Risk Grade	Commercial	Real Estate	Consumer	Total

Grade - 1	$0	$0	$0	$0
Grade - 2	0	1,274	0	1,274
Grade - 3	99	1,062	0	1,161
Grade - 4	5,657	2,584	0	8,241
Grade - 5	14,953	79,213	0	94,166
Grade - 6	1,563	14,893	0	16,456
Grade - 7	0	0	0	0
Grade - 8	6,042	8,347	0	14,389
	$28,314	$107,373	$0	$135,687

Not Graded

Performing	$0	$22,397	$646	$23,043
Non-performing	0	993	0	993

	$28,314	$130,763	$646	$159,723

The following is a summary of information pertaining to loans that have been modified during the three month period ended March 31, 2012:

	Troubled Debt Restructuring
	For the Three Month Period Ended March 31, 2012

	Number	Pre-Modification	Post-Modification	March 31, 2012	Related
	of Loans	Balance	Balance	Balance	Allowance

Real Estate	1	$375,872	$375,872	$375,872	$19

	1	$375,872	$375,872	$375,872	$19

The loan modification included reduction of the contractual interest rate on one commercial real estate loan.  The risk rating on the modified loan remained unchanged after modification.  The related allowance for loan loss for modified loans is consistent with the classification of pooled loans in the above table.

Note 5- Commitments and Contingencies

In the normal course of its business the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and unfunded commitments. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and unfunded commitments is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At March 31, 2012, the Company had commitments to extend credit and unfunded commitments of approximately $0.8 million and $19.3 million, respectively.  At December 31, 2011, the Company had commitments to extend credit and unfunded commitments of approximately $0.1 million and $18.6 million, respectively.

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

Note 6 – Share-based Compensation

The Choice Bank 2006 Stock Incentive Plan was approved by shareholders on July 11, 2006 and assumed by the Company on the Reorganization Date.  The Board of Directors reserved 360,000 shares of Company stock for use as option awards to officers and directors under the Plan.  As of March 31, 2012, 219,000 option awards have been granted to Company directors and employees including 100,833 options that have fully vested and 118,167 in non-vested options.  The options vest ratably over an average vesting period of 2.4 years, and have a 7.6 year average life from the date of issuance.

During the first quarter of 2012, 10,000 options were issued, none of which were vested as of March 31, 2012.  As of March 31, 2012, 141,000 options remain available for future grants.

The fair value of stock options granted is estimated on the date of grant using a Black-Scholes option pricing model. The fair values of stock grants are amortized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense recognized for the three-month period ended March 31, 2012 totaled $30,560 and is included in personnel expense in the statement of income for the period.

Assumptions are used in estimating the fair value of stock options granted.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected volatility is based on the historical volatility of the Bank’s or the Company’s stock as applicable.  The weighted average assumptions utilized for options granted during the three month period ended March 31, 2012 are as follows:

Weighted Ave
Fair Value	$3.38
Stock price	$6.65
Option strike price	$8.63
Maturity	7.0
Risk-free interest rate	1.51%
Volatility	55.72%

The Company has two types of warrants outstanding to purchase shares of common stock at March 31, 2012 and December 31, 2011. Initial shareholders in the Bank received warrants to purchase one share of common stock for every five shares of common stock purchased in the Bank’s initial common stock offering (“shareholder warrants”).  A total of 431,990 shareholder warrants were issued.  Originally, the shareholder warrants were exercisable at a price of $12.50 per share at any time until July 24, 2009.  On October 28, 2008, the Board of Directors extended the expiration date to July 24, 2012.  As part of the transaction to reorganize the Bank as a wholly-owned subsidiary of the Company (the “Reorganization”), shareholder warrants to purchase Bank stock were converted into warrants to purchase Company stock at the same price.  As of March 31, 2012, 620 shareholder warrants had been exercised and 431,370 shareholder warrants remained outstanding.

The Bank’s organizers advanced funds and guaranteed loans for organizational and other pre-opening expenses. As consideration for the financial risk assumed, the organizers received warrants to purchase one share of common stock for every $10 placed at risk, up to a maximum of 11,250 warrants per organizer (“organizer warrants”).  A total of 213,750 organizer warrants have been issued. The organizer warrants are exercisable at a price of $10.00 per share at any time until July 24, 2016. The organizer warrants were accounted for in accordance with the fair value method and recognized as stock compensation included in start-up expenses at July 24, 2006. As part of the Reorganization Transaction, organizer warrants to purchase Company stock were converted into warrants to purchase Bank stock at the same price.  None of the organizer warrants had been exercised as of March 31, 2012.

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

The Company’s net deferred tax asset, resulting largely from its net operating loss carryforwards, was $2,226,526 as of March 31, 2012.  All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized.  Based on management’s consideration of the available evidence including historical losses which must be treated as substantial negative evidence and an uncertain economy and the potential effect on the Company’s asset quality, a valuation allowance for the entire amount of the deferred tax asset was established in 2010.  A $1,200,000 partial reversal of the valuation allowance was recognized at December 31, 2011 based on an evaluation of the ability of the Company to recognize its net deferred assets.  The valuation allowance remained at $1,026,526 at March 31, 2012.

Note 8 – New Authoritative Accounting Guidance

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

ASU No. 2011-03, “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. ASU 2011-03 became effective for the Company on January 1, 2012 and did not have a significant impact on the Company’s financial statements.

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

ASU 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 is effective for annual and quarterly periods beginning after December 15, 2011, and did not have a significant impact on the Company’s financial statements.

ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment.” ASU 2011-08 amends Topic 350, “Intangibles – Goodwill and Other,” to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011, and did not have any impact on the Company’s financial statements.

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

•

Level 2 pricing of an asset or liability is derived from observable data including market spreads, current and projected rates, prepayment data, and credit quality. Interactive Data Corporation (“IDC”) pricing, for example, falls into this category as it derives prices using actively quoted rates, prepayment models, other underlying collateral and credit data, etc.  Typically, most bonds fall into this category. IDC provides the pricing on the Company’s investment portfolio on a monthly basis.

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

Information regarding the fair value of assets measured on a recurring basis at fair value as of March 31, 2012 and December 31, 2011 follows:

	Assets measured on a recurring basis at:
	March 31, 2012

		Fair Value Measurements Using

Description	Fair Value	Level 1	Level 2	Level 3

Securities available for sale	$9,955,041	$0	$9,955,041	$0
Loans held for sale	1,027,735	1,027,735	0	0

	$10,982,776	$1,027,735	$9,955,041	$0

	Assets measured on a recurring basis at:
	December 31, 2011

		Fair Value Measurements Using

Description	Fair Value	Level 1	Level 2	Level 3

Securities available for sale	$9,218,665	$0	$9,218,665	$0
Loans held for sale	3,463,500	3,463,500	0	0

	$12,682,165	$3,463,500	$9,218,665	$0

Information regarding the fair value of assets measured on a non-recurring basis at fair value as of March 31, 2012 and December 31, 2011 follows:

Assets measured on a non-recurring basis at:
March 31, 2012

Fair Value Measurements Using

Description	Fair Value	Level 1	Level 2	Level 3

Impaired Loans	$ 2,978,935	$ 0	$ 2,978,935	$ 0
Other real estate owned	1,020,000	0	1,020,000	0

	$ 3,998,935	$ 0	$ 3,998,935	$ 0

Assets measured on a non-recurring basis at:
December 31, 2011

Fair Value Measurements Using

Description	Fair Value	Level 1	Level 2	Level 3

Impaired Loans	$ 1,892,440	$ 0	$ 1,892,440	$ 0
Other real estate owned	1,020,000	0	1,020,000	0

	$ 2,912,440	$ 0	$ 2,912,440	$ 0

Impaired loans with a carrying amount of $3,951,960 at March 31, 2012 were determined to have a fair value of $2,978,935 based on the fair value of the collateral securing the loans.  As a result, the Company allocated specific reserves in the amount of $973,025 for impaired loans at March 31, 2012.  Impaired loans with a carrying amount of $2,177,440 at December 31, 2011 were determined to have a fair value of $1,892,440 based on the fair value of the collateral securing the loans.  As a result, the Company allocated specific reserves in the amount of $285,000 for impaired loans as of December 31, 2011.

Other real estate owned is recorded at fair value at the date of acquisition.  Subsequent valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value less cost to sell.  The fair value of other real estate owned was $1,020,000 as of March 31, 2012 and December 31, 2011.  No expenses related to devaluation of other real estate have been incurred for the three-month period ended March 31, 2012.

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

The applicable standards exclude certain financial instruments from their disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.  The Company estimates fair value of all financial instruments regardless of whether such instruments are measured at fair value. The following methods and assumptions were used by the Company to estimate fair value of instruments not previously discussed.

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

Other Borrowings – Due to the short-term nature of other borrowings held by the Company, fair value approximates the carrying value.

The carrying value and estimated fair values of financial instruments as of March 31, 2012, and December 31, 2011 follows:

	March 31, 2012					December 31, 2011

(In thousands)	Carrying	Estimated Fair Value				Carrying	Estimated
	Value	Total	Level 1	Level 2	Level 3	Value	Fair Value
Financial Assets

Cash and cash equivalents	$8,467	$8,467	$8,467	$0	$0	$1,950	$1,950
Securities available for sale	9,955	9,955	0	9,955	0	9,219	9,219
Loans held for sale	1,028	1,028	1,028	0	0	3,463	3,463
Loans, net	156,683	160,161	0	2,979	157,182	155,578	159,450
Accrued interest receivable	594	594	594	0	0	593	594

Total financial assets	$176,727	$180,205	$10,089	$12,934	$157,182	$170,803	$174,676

Financial Liabilities

Deposits	$163,123	$164,865	$61,109	$0	$103,756	$158,245	$158,770
Other borrowings	290	290	290	0	0	290	290
Accrued interest payable	169	169	169	0	0	168	168

Total financial liabilities	$163,582	$165,324	$61,568	$0	$103,756	$158,703	$159,228

Limitations – The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Consequently, the aggregate fair value amounts presented may not necessarily represent fair value of the Company.

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters that could affect the estimates. Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Deposits with no maturities are defined as having a fair value equivalent to the amount payable on demand. This prohibits adjusting fair value derived from retaining those deposits for an expected future period of time. This component, commonly referred to as a deposit base intangible, is neither considered in the above amounts nor is it recorded as an intangible asset on the balance sheet. Significant assets and liabilities that are not considered financial assets and liabilities include premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

Management has reviewed the Company’s operations for potential disclosure of information or financial statement impacts related to events occurring after March 31, 2012, but prior to the release of these financial statements.  Based on the results of this review, Management has determined that no subsequent event disclosures are required as of the release date.

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors, some of which are beyond the Company’s control.  Forward-looking statements are subject to significant risks and uncertainties and the Company’s actual results may differ materially from the results discussed in such forward-looking statements.  Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to, the factors set forth under “Risk Factors,” Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the FDIC on March 31, 2012 as well as Part II, Item 1A herein and any other risks identified in this Report.  New factors emerge from time to time, and it is not possible for the Company to predict which factor, if any, will materialize.  In addition, the Company cannot assess the potential impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The Reorganization

In May 2010, the Board of Directors of the Bank adopted, subject to shareholder approval, a plan to effect the Reorganization.  At a special meeting held on August 3, 2010, the shareholders of the Bank adopted a resolution approving the Reorganization, subject to the satisfaction of certain conditions, including the receipt of all applicable regulatory approvals.  Such approvals were received in late February 2011.

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

•

Annual loan review performed by the Company’s Risk Management Officer;

•

Changes in the national and local economy and business conditions, including underwriting standards, collections, charge off and recovery practices;

•

The asset quality of individual loans;

•

Changes in the nature and volume of the loan portfolio;

•

Changes in the experience, ability and depth of the Company’s lending staff and management;

•

Possible deterioration in collateral segments or other portfolio concentrations;

•

Changes in the quality of the Company’s loan review system and the degree of oversight by its board of directors;

•

The effect of external factors such as competition and the legal and regulatory requirement on the level of estimated credit losses in the Company’s current loan portfolio; and

•

Off-balance sheet credit risks.

The factors cited above have been, and will continue to be, evaluated at least quarterly. Changes in the asset quality of individual loans will be evaluated more frequently as needed.  Following guidelines established by the FDIC and the Wisconsin Department of Financial Institutions (“DFI”), the Company has established minimum General Reserves based on the asset quality of the loan.  General Reserve factors applied to each type of loan are based upon management’s experience and common industry and regulatory guidelines.  After a loan is underwritten and booked, loans are monitored or reviewed by the account officer, management, and external loan review personnel during the life of the loan.  Payment performance is monitored monthly for the entire loan portfolio.  Account officers contact customers in the ordinary course of business and may be able to ascertain if weaknesses are developing with the borrower. External loan personnel perform an independent review annually, and federal and state banking regulators perform periodic reviews of the loan portfolio.  If weaknesses develop in an individual loan relationship and are detected, the loan will be downgraded and higher reserves will be assigned based upon management’s assessment of the weaknesses in the loan that may affect full collection of the debt.  If a loan does not appear to be fully collectible as to principal and interest, the loan will be recorded as a non-accruing loan and further accrual of interest will be discontinued while previously accrued but uncollected interest is reversed against income.  If a loan will not be collected in full, the allowance for loan losses is increased to reflect management’s estimate of potential exposure of loss.

The Company believes the level of the ALL is appropriate as recorded in the financial statements. See further discussion in the section below titled “Allowance for Loan Losses”.

Management’s Discussion & Analysis

The following discussion describes the Company’s consolidated results of operations for the three-month period ended March 31, 2012, as compared to the Company’s results of operations for the three-month period ended March 31, 2011 and also compares the Company’s consolidated financial condition as of March 31, 2012 to the Company’s financial condition at December 31, 2011.  Since the consummation of the Reorganization, the Company's sole asset is its investment in the Bank and the Company's operations are conducted solely through the Bank.

Like most community banks, the Company derives most of its income from interest it receives on its loans and investments. The Company’s primary source of funds for making its loans and investments is its deposits, most of which are interest bearing. Consequently, one of the key measures of the Company’s success is net interest income, which is the difference between income on interest-earning assets, such as loans and investments, and expense on interest-bearing liabilities, such as deposits and borrowed funds. Another key measure is the spread between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities.

The Company maintains the ALL to absorb probable losses on existing loans that may become uncollectible. The Company establishes and maintains the ALL by charging a provision for loan losses against operating earnings. The following section includes a further discussion of this process.

In addition to earning interest on loans and investments, the Company earns income through fees charged to customers for services provided. These fees include the origination of long-term, fixed rate mortgage loans, which are sold with servicing released in the secondary market.

Non-interest expenses include personnel, facilities, marketing, FDIC insurance premiums, audit and legal, and other costs related to the conduct of the Company’s business.

The various components of non-interest income and non-interest expense are described in the following discussion which also identifies significant factors that have affected the Company’s financial position and operating results during the periods included in the accompanying financial statements. This discussion and analysis should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report.

The Bank received its charter and opened for business on July 24, 2006. The table and graph below show the increases and decreases in end-of-quarter assets of the Bank/Company since that time.

July 2006 thru December 2009			March 2010 thru March 2012

Date	Total Assets	% Growth	Date	Total Assets	% Growth

Jul-06	$20,824,545		Mar-10	$122,940,295	2%
Sep-06	$26,737,176	28%	Jun-10	$147,394,234	20%
Dec-06	$32,600,536	22%	Sep-10	$161,221,291	9%
Mar-07	$39,447,477	21%	Dec-10	$163,697,874	2%
Jun-07	$44,966,989	14%	Mar-11	$159,438,965	-3%	[1]
Sep-07	$58,190,302	29%	Jun-11	$167,825,844	5%	[1]
Dec-07	$71,851,968	23%	Sep-11	$175,169,581	4%	[1]
Mar-08	$86,699,212	21%	Dec-11	$175,143,249	0%	[1]
Jun-08	$92,258,664	6%	Mar-12	$180,996,128	3%	[1]
Sep-08	$105,211,742	14%
Dec-08	$119,041,620	13%
Mar-09	$121,815,492	2%
Jun-09	$121,626,414	0%
Sep-09	$118,964,450	-2%
Dec-09	$120,807,482	2%

[1] Reflects consolidated assets of the Company subsequent to the reorganization.

The graph and table above show that asset growth was significant during the Bank’s initial two and a half years of operation.  Asset growth slowed subsequent to December 31, 2008 as management curtailed lending in the recessionary environment.  However, the Bank took advantage of a special growth opportunity in April 2010 when it added another seasoned commercial lending officer with established ties to the Oshkosh community.  This addition had an immediate impact, enabling the Bank to increase total loans by about $32.2 million during the last three quarters of 2010.  Total asset growth for 2010 and 2011 was $42.9 million or 35.5%, and $11.4 million or 7.0%, respectively.  Management has implemented a measured growth strategy for 2012 in accordance with the Company’s capital management guidelines.  Total asset growth is $5.9 million or 3.3% for the three-month period ended March 31, 2012.

The Company intends to continue to adhere to a business plan that includes:

➢

Serving as a community bank from two locations in Oshkosh, Wisconsin;

➢

Attracting primarily local deposits;

➢

Maintaining loan growth without sacrificing credit quality; and

➢

Concentrating on banking services and products, rather than ancillary services.

These fundamental tenets will be pursued with appropriate modifications made for changes in budgeted growth, interest rate assumptions, product/service offerings, and staffing.  Management has identified capital enhancement as a priority for 2012.  The near term focus will be on improving earnings while containing asset growth.

Allowance for Loan Losses and Provision for Loan Losses

The provision for loan losses charged to earnings for each of the three-month periods ended March 31, 2012 and March 31, 2011 was $300,000.  As of March 31, 2012, the loan portfolio increased $1.4 million or 0.9% compared to the loan portfolio balance as of December 31, 2011.  The provision for loan losses for the three-month period ended March 31, 2012 is supported by Management’s ongoing assessment of risk associated with the current loan portfolio.

A summary of past due and non-accruing loans as of March 31, 2012 is reported in the table below:

			Over 90 days
			and
Past Due Loans	30 - 59 days	60 - 89 days	nonaccruing	Total

Principal balance	$370,829	$342,288	$1,283,532	$1,996,649
Number of loans	4	1	4	9
% of Gross Loans	0.23%	0.21%	0.80%	1.24%

Per Company policy, and regulation, loans past due 90 days or more are placed on non-accrual status and all interest accrued up to that point is reversed out of interest income. In addition, loans less than 90 days past due will be classified as non-accrual if circumstances exist that jeopardize the borrower’s ability to meet contractual payment requirements.  No further interest accrues on any such loan as long as the loan remains in non-accrual status. Such loans are considered to be on a cash basis, so any payments received are recognized as principal reductions or as income depending upon the circumstances of the borrower. Even if payments reduce the delinquency to less than 90 days, the loan remains classified as non-accrual until all past due principal and interest is collected.

For the quarter ended March 31, 2012, interest payments of $6,234 were received on loans classified as non-accrual.  The amount of additional interest that would have been recorded as interest income had the non-accrual loans been current during the quarter ended March 31, 2012 is approximately $6,674.

Historical performance is not an indicator of future performance.  Future results could differ materially.  However, management believes, based upon known factors, management’s judgment, regulatory methodologies, and generally accepted accounting principles that the current methodology used to determine the adequacy of the ALL is reasonable.

The ALL is also subject to regulatory examinations and determinations as to its adequacy, which may take into account such factors as the methodology used to calculate the ALL and the size of the ALL in comparison to a group of peer banks identified by the regulators.  During their routine examinations of banks, regulatory agencies may require a bank to make additional provisions to its ALL when, in the opinion of the regulators, credit evaluations and ALL methodology differ materially from those of management.  While it is the Company’s policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses that cannot be quantified precisely or attributed to particular loans or classes of loans.

Management is intent upon maintaining the quality of the loan portfolio. The Company’s loan staff is constantly monitoring the performance of its loans, and working with borrowers to assist in finding solutions to potential problems.

Financial Condition

The breakdown of the Company’s balance sheets at the dates indicated by dollar balances and percentage of total assets is shown below.

During the three-months ended March 31, 2012, total assets increased by $5.9 million or approximately 3.3%.  Cash and cash equivalents increased $6.5 million, including a $0.3 million increase in cash balances and a $6.2 million increase in federal funds sold as compared to balances held at December 31, 2011.  Net loans increased $1.1 million, or 0.71% compared to year-end 2011.  Loans held for sale declined $2.4 million during the three-months ended March 31, 2012, primarily due to the slowdown in mortgage financing activity experienced at the end of the first quarter of 2012.

For the three months ended March 31, 2012, total deposits increased $4.9 million, or 3.1%, as compared to balances held at December 31, 2011.

The composition of the balance sheet has changed to include 10.2% liquid assets, (cash and cash equivalents and securities), compared to 6.4% as of December 31, 2011.  Management increased short-term liquidity to bolster the Company’s ability to meet potential funding needs under unforeseen market conditions.  The effort to bolster the Company’s liquidity position also included the containment of loan growth during the first quarter 2012.  Loans represent 86.5% of total assets as of March 31, 2012, down from 88.8% of total assets as of December 31, 2011.

March 31, 2012	December 31, 2011

Assets	Dollar Amount	%	Dollar Amount	%

Cash and cash equivalents	$8,467,280	4.7%	$1,949,825	1.1%
Securities available for sale	9,955,041	5.5%	9,218,665	5.3%
Loans held for sale	1,027,735	0.5%	3,463,500	2.0%
Loans	156,683,397	86.5%	155,577,564	88.8%
Premises and equipment, net	1,463,218	0.8%	1,490,989	0.8%
Other real estate owned	1,020,000	0.6%	1,020,000	0.6%
Deferred tax asset	1,200,000	0.7%	1,200,000	0.7%
Prepaid FDIC premium	63,089	0.1%	125,867	0.1%
Other assets	1,116,368	0.6%	1,096,839	0.6%

Total assets	$180,996,128	100.0%	$175,143,249	100.0%

Liabilities and Equity

Deposits	$163,122,518	90.1%	$158,244,453	90.4%
Other liabilities	1,000,793	0.6%	1,245,524	0.7%
Stockholders' equity	16,872,817	9.3%	15,653,272	8.9%

Total liabilities and equity	$180,996,128	100.0%	$175,143,249	100.0%

Loans

As shown in the table below, gross loans increased $1.4 million from December 31, 2011 to March 31, 2012.  The primary source for new loans has been the real estate construction and development and the residential real estate market segments.  The commercial and commercial real estate segments declined due to the planned reduction of credit concentrations.   The Company intends to continue to pursue loan opportunities when it is able to do so without sacrificing prudent underwriting standards.

The Company has managed its loan portfolio to achieve diversification, both in types of loans made and location.  Fifteen-year and thirty-year fixed-rate mortgage loans are sold in the secondary market, with servicing released to the purchaser. The components of the loan portfolio at March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012%		December 31, 2011%

Commercial	$27,029,969	16.8%	$28,313,560	17.7%
Real estate:
Commercial	68,622,951	42.6%	71,171,639	44.6%
Residential	42,459,355	26.3%	40,115,377	25.1%
Construction & Development	14,316,142	8.9%	11,655,897	7.3%
Second Mortgages	1,987,346	1.2%	1,904,291	1.2%
Equity lines of credit	6,084,176	3.8%	5,915,822	3.7%
Consumer	622,838	0.4%	646,033	0.4%
Subtotals	161,122,777	100.0%	159,722,619	100.0%

Allowance for loan losses	4,439,380		4,145,055
Loans, net	$156,683,397		$155,577,564

As of March 31, 2012, approximately 43% of loans were made to finance commercial real estate, approximately 17% of loans were made to finance commercial enterprises, and approximately 26% of loans were made to finance residential property.  There were no other loan categories that exceeded 10% of total loans as of March 31, 2012.

Investments

The estimated fair market value of the investment portfolio as of March 31, 2012 was $9,955,041 including a pre-tax unrealized gain of $331,124.  As of December 31, 2011, estimated fair market value was $9,218,665 including pre-tax unrealized gain of $337,626.  There were no significant pre-tax unrealized losses at March 31, 2012 or December 31, 2011.

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

The following table sets forth information regarding the scheduled maturities for the Company’s investment securities as of March 31, 2012 and December 31, 2011, by contractual maturity.  The maturities of the mortgage-backed securities are the stated maturity date of each security.  The table does not take into consideration the effects of scheduled payments or possible payoffs.

	After 1 Year	After 5 Year
Within 1 Year	Within 5 Years	Within 10 Years	After 10 Years	Totals

(In thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

At March 31, 2012:

US Agency Securities	$1,999	0.20%	$0	0.00%	$2,000	1.32%	$0	0.00%	$3,999	0.76%
Municipal Securities	1,820	3.04%	2,801	4.93%	0	0.00%	0	0.00%	4,621	4.18%
Mortgage Backed Securities	280	3.92%	1,055	4.85%	0	0.00%	0	0.00%	1,335	4.66%
Total	$4,099	1.72%	$3,856	4.90%	$2,000	1.32%	$0	0.00%	$9,955	2.87%

	After 1 Year	After 5 Year
Within 1 Year	Within 5 Years	Within 10 Years	After 10 Years	Totals

(In thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

At December 31, 2011:

US Agency Securities	$482	3.91%	$0	0.00%	$2,003	1.32%	$501	1.01%	$2,986	1.69%
Municipal Securities	2,323	3.52%	2,803	4.92%	0	0.00%	0	0.00%	5,126	4.29%
Mortgage Backed Securities	0	0.00%	1,107	4.85%	0	0.00%	0	0.00%	1,107	4.85%
Total	$2,805	3.58%	$3,910	4.90%	$2,003	1.32%	$501	1.01%	$9,219	3.51%

Deposits

During the three-month period ended March 31, 2012, deposits increased $4.9 million or 3.1%, compared to December 31, 2011.

Noninterest-bearing deposits increased $1.3 million, or 15.7%, during the first three months of 2012.  Management believes that some of this increase may be temporary as deposit customers evaluate other investment options.

Interest-bearing deposits increased by $3.5 million, or 2.4%, during the three-month period ended March 31, 2012.  Certificates of deposit balances increased $7.6 million, or 7.9%, offset by a $4.1 million, or 8.8% decrease in money market accounts during this period.  Interest bearing checking and savings balances remained relatively stable for the three months ended March 31, 2012.

The decline in money market balances is attributable to management’s effort to reduce reliance on these deposits.  Management targeted term deposit growth to secure stable deposit funds and to reduce short-term interest rate risk.

The $7.6 million increase in certificates of deposit during the first three months of 2012 includes $4.3 million of term deposits having maturities beyond three years.  Management targeted long-term funding to help reduce interest rate risk within the balance sheet.  Management monitors funding to ensure compliance with the Company’s Asset and Liability Management Policy.

The table below shows the deposit breakdown by dollar balance and percentage of total deposits as of March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011

Deposits	Dollars-$	%	Dollars-$	%

Non interest-bearing deposits	$9,882,023	6.0%	$8,539,589	5.4%
Interest-bearing demand	3,682,260	2.3%	3,737,126	2.4%
Money market accounts	42,364,650	26.0%	46,432,343	29.3%
Savings accounts	3,570,925	2.2%	3,484,348	2.2%
Certificates of deposit less than $100,000	67,343,056	41.3%	60,618,445	38.3%
Certificates of deposit $100,000 and greater	36,279,604	22.2%	35,432,602	22.4%
	$163,122,518	100.0%	$158,244,453	100.0%

The following table shows a breakdown by dollar amount and maturity of certificates of deposit as of March 31, 2012.

	Certificates	Certificates
	of Deposit	of Deposit
	Less Than	$100,000
	$100,000	and Greater	Total

Due three months or less	$8,226,429	$6,119,450	$14,345,879
Due more than three months to six months	5,463,689	4,509,445	9,973,134
More than six months to one year	9,774,312	8,724,219	18,498,531
Over one year	43,878,626	16,926,490	60,805,116

	$67,343,056	$36,279,604	$103,622,660

Income Taxes

The Company has federal and state operating loss carryforwards that approximate $1.5 million for federal and $1.3 million for state that may be applied against future federal and state taxable income earned.  The carryforwards begin to expire on December 31, 2026 for federal purposes and December 31, 2021 for Wisconsin purposes.

The Company’s net deferred tax asset, resulting largely from its net operating loss carryforwards, was $2,226,526 as of March 31, 2012.  All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized.  Based on management’s consideration of the available evidence including historical losses which must be treated as substantial negative evidence and an uncertain economy and the potential effect on the Company’s asset quality, a valuation allowance for the entire amount of the deferred tax asset was established in 2010.  A $1,200,000 partial reversal of the valuation allowance was recognized at December 31, 2011 based on an evaluation of the ability of the Company to recognize its net deferred assets.  The valuation allowance remained at $1,026,526 at March 31, 2012.

Liquidity and Sensitivity

Interest rate risk is fundamental to the business of banking. Changes in interest rates can expose an institution to adverse shifts in the level of net interest income or other rate-sensitive income sources and impair the underlying value of its assets and liabilities.

The Company’s Asset-Liability Committee (“ALCO”) is responsible for managing liquidity and interest rate risk. The Board of Directors has adopted a Liquidity Risk Management Policy which establishes a hierarchy of sources of funds the Bank would use in case of a liquidity crisis.

The Company’s primary potential source of funds on a short-term basis is access to overnight lines of credit established with two correspondent banks.  As of March 31, 2012, the Bank had access to a $10.8 million line of credit (of which $5.1 million is unsecured) at Banker’s Bank, Madison and $3.0 million (unsecured) at BMO Harris Bank, Milwaukee.  Nothing was drawn on either line of credit at March 31, 2012, nor did the Company draw funds against either line of credit at any time during the quarter.

The Company relies primarily on local deposits to fund lending and investing operations. Besides the line of credit mentioned above, the Company has access to needed funds through brokered deposits, which represent deposits from outside of its market area. The Company had third-party brokered deposits of $22.6 million at March 31, 2012 and December 31, 2011.

The Company also has approximately $4.0 million of deposits in the CDARs Reciprocal Program. Those are local deposits transferred to other institutions to ensure complete FDIC insurance coverage, with an equal amount transferred to the Company from other financial institutions participating in the program. This program allows the Company to retain local deposits in excess of the FDIC insurance amount, while providing full insurance coverage to its customers.

All deposits obtained through third-party deposit brokers or through the CDARS program are reported as brokered deposits in the Company’s financial reports.  The Company’s Asset-Liability Management Policy allows a maximum ratio of 20% brokered deposits to total deposits.  As of March 31, 2012 the percentage of brokered deposits to total deposits was 16.3%.

One measure of short-term interest rate risk is gap analysis, which compares the dollar amount of assets which can be re-priced in a certain time period to liabilities which can be re-priced in the same period. Theoretically, in a period of rising market interest rates, being asset sensitive (whereby more assets re-pricing than liabilities) is advantageous. The converse is true in a declining rate environment. The theoretical advantage is mitigated by the fact that borrowers refinance loans as rates decline, and certificate of deposit holders move to higher yielding CDs in a rising rate environment. The gap analysis is a tool that assists the ALCO in monitoring maturities and setting loan and deposit rates. As of March 31, 2012, the Company is liability sensitive, meaning that it is better positioned in a declining interest rate environment.  Management has focused attention on reducing short-term sensitivity to rising interest rates by implementing strategies to extend deposit maturities and securing match-funding for larger credits.  Management will continue to manage assets and liabilities to minimize interest rate risk to the balance sheet.

Capital Resources

Management monitors the Company’s and the Bank’s capital levels and has not identified significant capital expenditure needs that would have an impact on capital requirements at this time.  As of March 31, 2012, the Bank’s Tier 1 risk-weighted capital ratio, total risk-weighted capital, and Tier 1 leverage ratio were in excess of regulatory minimums and the Bank was classified as “adequately capitalized”.  The Bank does not anticipate changes in the mix and relative costs of capital at this time.

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

0%, which includes cash on hand and US Treasury securities

20%, which includes cash in banks and US agency securities

50%, which includes 1 to 4 family residential mortgages

100%, which includes any assets not designated elsewhere

As of March 31, 2012, the most recent notification from the FDIC categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below and not be subject to any written regulatory order, capital directives or prompt corrective action directives issued by its bank regulator.

As part of the Consent Order, the Bank is required to maintain a Tier 1 Leverage Capital ratio of at least 9 percent of total assets and a Total Risk-Based Capital ratio level of at least 12 percent.  At March 31, 2012, the Bank was in compliance with these directives, with a Tier 1 Leverage Capital ratio of 9.52% and a Total Risk-Based Capital ratio of 13.52%.  The Bank continues to pursue strategies to enhance its capital position to remain in compliance with the levels established pursuant to the initiative indicated above.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
Choice Bank	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(In Thousands)

As of March 31, 2012

Total Risk-based Capital (to risk-
weighted assets)	$18,667	13.52%	$11,042	≥ 8.00%	$13,802	≥ 10.00%

Tier 1 Capital (to risk-
weighted assets)	$16,908	12.25%	$5,521	≥ 4.00%	$8,281	≥ 6.00%

Tier 1 Capital (to average
assets)	$16,908	9.52%	$7,107	≥ 4.00%	$8,884	≥ 5.00%

As of December 31, 2011

Total Risk-based Capital (to risk-
weighted assets)	$17,421	12.61%	$11,055	≥ 8.00%	$13,818	≥ 10.00%

Tier 1 Capital (to risk-
weighted assets)	$15,662	11.33%	$5,527	≥ 4.00%	$8,291	≥ 6.00%

Tier 1 Capital (to average
assets)	$15,662	8.87%	$7,064	≥ 4.00%	$8,830	≥ 5.00%

Results of Operations

The following is a summary of operations for the periods indicated:

	Three months ended March 31

	2012	2011

Net interest income	$1,887,400	$1,581,481
Provision for loan loss	300,000	300,000
Non-interest income	644,402	80,236
Non-interest expense	1,038,884	1,029,484

	1,192,918	332,233
Income taxes	0	0

Net income	$1,192,918	$332,233

Financial Ratios:

Return on average equity	29.68%	10.73%
Return on average assets	2.69%	0.83%
Average equity to average assets	9.07%	7.74%

Net income for the quarter ended March 31, 2012, was $1,192,918, an increase of $860,685 from net income of $332,233 for the corresponding period in 2011.  This increase was primarily attributable to a $433,802 gain on sale of other assets, an increase of $305,919 in net interest income and an increase in mortgage fee income of $90,595.

The Company did not report federal and state income tax expense for the three months periods ended March 31, for 2012 and 2011 due to the offset of the deferred tax valuation allowance.

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

Net interest income for the quarter ended March 31, 2012 was $1,887,400, an increase of $305,919, compared to $1,581,481 for the quarter ended March 31, 2011.  Management has managed the earning assets and interest-bearing liabilities to increase net interest performance under a prevailing low rate environment.

The following table provides a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Comparison 3-Months Ended
	March 31, 2012 versus 2011

	Increase (Decrease)
	Due to Change In
(In thousands)	Average	Average	Total
	Balance	Rate	Change
Interest income:
Investment securities	(17)	(9)	(26)
Federal Funds sold	0	0	0
Loans	270	46	316

Total interest income	253	37	290

Interest expense:
Interest-bearing demand	(14)	(25)	(39)
Savings deposits	0	0	0
Certificates of deposit	93	(73)	20
Borrowed funds	0	4	4
		0
Total interest expense	79	(94)	(15)

Net interest income	174	131	305

The increase in net interest income for the three-month period ended March 31, 2012 relative to the comparable period in 2011 is due to the combination of growth in earning assets and the increase in net interest spread.  Average earning assets held during the first quarter of 2012 were $16.0 million greater than the average earning assets held during the first quarter of 2011.  The growth in earning assets generated $252,667 in additional interest income and provided a $174,142 increase to net interest income when offset by a $78,525 increase in interest expense resulting from the growth in deposit balances.  The increase in net interest spread between the three-month-periods ended March 31, 2012 and 2011 generated additional net interest income of $131,777 million for the first quarter 2012.  The net interest spread for the first quarter 2012 was 4.13% compared to net interest spread of 3.83% for the first quarter 2011.

The improvement in net interest spread for the three-month period ended March 31, 2012 is attributed to a rise in yield on earning assets combined with a reduction in the cost of funds.  The rise in yield on earning assets during the current period enabled the Company to generate additional net interest income of $37,211 for the first quarter.  The reduction in cost of funds during the current period enabled the Company to generate additional net interest income of $94,566 for the first quarter.

The Company’s average interest-earning assets of $175.6 million for the first quarter of 2012 yielded an average return of 5.57% compared to average interest-earning assets of $159.6 million and a 5.45% average return for the first quarter of 2011.

Interest-bearing liabilities averaged $151.9 million for the first quarter of 2012 and posted an average interest rate of 1.44%.  The average balance and average interest rate paid on interest-bearing liabilities were $140.7 million and 1.62%, respectively, for the first quarter of 2011.

Provision for Loan Losses

A $300,000 provision for loan loss was charged to earnings for the first quarter of 2012 and the first quarter 2011.  Provision expense is determined based on management’s ongoing assessment of risk associated with the loan portfolio.

Non-Interest Income

The following table reflects the various components of non-interest income for the three-month periods ending March 31, 2012 and 2011, respectively:

	Three months ended

Non-interest income	March 31, 2012	March 31, 2011	% Change

Loan document preparation fees	$39,439	$13,838	185.0%
Other customer service fees	39,367	30,973	27.1%

Total customer service fees	78,806	44,811	75.9%

Secondary market fees	126,020	35,425	255.7%

Rental income on other real estate	5,774	0	100.0%

Gain on sale of other assets	433,802	0	100.0%

Total non-interest income	$644,402	$80,236	703.1%

Non-interest income increased $564,166, or 703.1%, for the three months ended March 31, 2012 versus the comparable period in 2011.

A gain on sale of other real estate had the most notable impact on non-interest income for the quarter ended March 31, 2012.  The $433,802 gain included a $400,000 gain recognized on the sale of a residential property and a $33,802 gain on the sale of a commercial real estate property.

An increase of $90,595 in secondary market fees and an increase of $25,601 in loan document preparation fees are attributed to higher levels of mortgage financing activity for the first quarter 2012 relative to the same period in 2011.

Rental income on other real estate was $5,774 for the three months ended March 31, 2012 compared to no reported rental income for the three months ended March 31, 2011.  The Company did not own rental properties during the first quarter of 2011.

Non-Interest Expense

The following table reflects the various components of non-interest expense for the three-month periods ended March 31, 2012 and 2011, respectively.

	Three months ended

Non-interest expense	March 31, 2012	March 31, 2011	% Change

Salaries and benefits	$631,405	$535,544	17.9%
Occupancy and equipment	90,387	94,328	-4.2%
Data processing	44,515	32,335	37.7%
Marketing	13,625	7,995	70.4%
Legal fees	15,762	19,262	-18.2%
Professional fees	51,395	61,592	-16.6%
FDIC Premium	65,419	84,358	-22.5%
Director Fees	18,750	18,750	0.0%
Other investment write-down	0	100,000	N/A
Other operating expenses	107,626	75,320	42.9%

	$1,038,884	$1,029,484	0.9%

Non-interest expense increased $9,400, or 0.9%, for the three months ended March 31, 2012 versus the comparable period in 2011.

For the three-months ended March 31, 2012, salaries and benefits increased $95,861 relative to the same period for 2011.  The increase in salaries and benefits expense is attributed to staff expansion for the first quarter 2012 relative to the comparable period in 2011.

Data processing expense increased $12,180 for the three months ended March 31, 2012 relative to the same period for 2011 due to continued growth in number of customer accounts and volume of banking transactions.

Marketing expense increased $5,630 for the three months ended March 31, 2012 relative to the same period for 2011 and is attributed to additional community support initiatives undertaken during the first quarter 2012.

Professional fees decreased $10,197 for the three months ended March 31, 2012 compared to the first quarter in 2011.  Professional fees for 2011 included expense associated with the conversion of bank stock to holding company stock that occurred last year.

FDIC premium expense decreased $18,939 for the three months ended March 31, 2012 relative to the same period for 2011.  The first quarter 2011 expense included an adjustment to reflect a rise in the Company’s assessment rate.

The Company incurred an expense of $100,000 during the first quarter of 2011 related to the devaluation of an investment held in other assets.  The loss was recognized based on a determination of permanent loss of value in the underlying investment.

An increase of $32,306 for other operating expenses for the first three months ended March 31, 2012 compared to the first quarter in 2011 is primarily attributed to expense to maintain other real estate owned.

Income Tax Expense

The Company did not report federal and state income tax expense during the three months ended March 31, 2012 or March 31, 2011 due to the offset of the deferred tax valuation allowance.

Off-Balance Sheet Arrangements

The Company has no material off-balance sheet arrangements, other than through the Company’s commitments to extend credit and unfunded commitments.  At March 31, 2012, the Company had commitments to extend credit and unfunded commitments of approximately $0.8 million and $19.3 million, respectively.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The disclosure contemplated by Item 3 is not required because the Company qualifies as a smaller reporting company.

ITEM 4. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q for the quarter ended March 31, 2012, the Company carried out an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e) and 15d-15(e).

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

As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 (the "2011 Form 10-K"), the Chief Executive Officer and Chief Financial Officer identified a material weakness as of December 31, 2011 in the Company's internal controls over its financial reporting processes. The material weakness related to the failure of the Company's internal controls to provide a proper and timely review and reporting of the Company's asset necessary for the Board of Directors to evaluate and establish an adequate allowance and make adequate provision for inherent and identified losses. In the 2011 Form 10-K the Company reported that it engaged an outside professional consultant to conduct a review of the Company's system of internal controls and procedures and assist management in making any changes appropriate to remedy the material weakness and any other deficiencies and to improve the design of such system to assure the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2012 that materially affected, or were reasonably likely to materially affect, its internal controls over financial reporting.  As of the date of this Report, management believes that the material weakness identified in the 2011 Form 10-K continues to exist, although the Company continues to pursue the steps noted above, including engagement of an outside consulting firm, to assist the Company in remediating the identified weakness and improving the design of its system of internal controls and procedures.  Management expects that the material weakness will be substantially remediated prior to the end of 2012, although there can be no assurance that management will be successful in such remedial efforts by that date, or at all.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company may from time to time be engaged in routine litigation incidental to its business.  There are, however, presently no proceedings pending or contemplated which, in the Company’s opinion, would have a material adverse effect on its business or consolidated financial position.

ITEM 1A. Risk Factors

There have been no material changes in the risk factors reported in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not sell any unregistered securities during the first quarter of 2012, nor repurchased any of its securities during the period.

The ability of the Company to pay dividends on its common stock is largely dependent upon the ability of the Bank to pay dividends to the Company.

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

ITEM 4. Mine Safety Disclosures

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

10.1

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Financial Statements tagged as blocks of text

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE BANCORP, INC.

Date:	May 15, 2012	/s/ J. Scott Sitter
J. Scott Sitter
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 15, 2012	/s/ John F. Glynn
John F. Glynn
Chief Financial Officer (Principal Accounting Officer)