Form 10-Q
period 2012-06-30
CHOICE BANCORP, INC.
filed 2012-08-14
CIK 1487623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes ☐   No ☒

Number of outstanding shares of common stock as of August 10, 2012: 2,160,620 shares.

EXPLANATORY NOTE

This document is intended to speak as of June 30, 2012, except as otherwise noted.

FORM 10-Q TABLE OF CONTENTS

Page #
Part I – Financial Information
Item 1 Financial Statements (Unaudited)
Consolidated Statement of Financial Condition of Choice Bancorp, Inc. as of June 30, 2012 and as of December 31, 2011	3
Consolidated Statement of Income of Choice Bancorp, Inc. for the Three Months Ended June 30, 2012 and for the Three Months Ended June 30, 2011	4
Consolidated Statements of Comprehensive Income of Choice Bancorp, Inc. for the Three Months Ended June 30, 2012 and for the Three Months Ended June 30, 2011	5
Consolidated Statement of Stockholders’ Equity of Choice Bancorp, Inc. for the Three Months Ended June 30, 2012 and for the Three Months Ended June 30, 2011	6
Consolidated Statement of Cash Flows of Choice Bancorp, Inc. for the Three Months Ended June 30, 2012 and for the Three Months Ended June 30, 2011	7
Notes to Interim Consolidated Financial Statements (Unaudited)	8
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3 Quantitative and Qualitative Disclosures About Market Risk	44
Item 4 Controls and Procedures	45
Part II – Other Information	46
Item 1 Legal Proceedings	46
Item 1A Risk Factors	46
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3 Defaults Upon Senior Securities	46
Item 5 Other Information	46
Item 6 Exhibits	47
Signatures	48

Item 1. Financial Statements

Choice Bancorp, Inc.

Consolidated Statements of Financial Condition

	June 30, 2012	December 31, 2011

	(Unaudited)
Assets

Cash and due from banks	$ 1,166,776	$ 1,540,825
Federal funds sold	7,385,000	409,000

Cash and cash equivalents	8,551,776	1,949,825

Securities available for sale	11,177,750	9,218,665
Loans held for sale	1,813,046	3,463,500
Loans, net	156,017,756	155,577,564
Premises and equipment, net	1,442,393	1,490,989
Other real estate owned	1,020,000	1,020,000
Deferred tax asset	1,705,000	1,200,000
Other assets	1,128,400	1,222,706

TOTAL ASSETS	$ 182,856,121	$ 175,143,249

Liabilities and Stockholders' Equity

Liabilities:
Non-interest bearing deposits	$ 9,556,537	$ 8,539,589
Interest bearing deposits	154,688,660	149,704,864

Total deposits	164,245,197	158,244,453
Other borrowings	290,000	290,000
Other liabilitites	817,572	955,524

Total Liabilities	165,352,769	159,489,977

Stockholders' equity:
Common Stock - $1 par value:
Authorized - 3,177,000 shares
Issued and outstanding - 2,160,620 shares	2,160,620	2,160,620
Additional paid-in capital	20,641,412	20,579,617
Accumulated deficit	(5,495,918)	(7,291,228)
Accumulated other comprehensive income	197,238	204,263

Total stockholders' equity	17,503,352	15,653,272

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 182,856,121	$ 175,143,249

See Accompanying Notes to Financial Statements

Choice Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended		For the Six Months Ended

	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Interest and dividend income:
Loans, including fees	$ 2,293,449	$ 2,212,428	$ 4,661,146	$ 4,264,086
Securities - taxable	50,744	80,118	113,750	169,009
Federal funds sold	2,368	17	3,819	1,744

Total interest and dividend income	2,346,561	2,292,563	4,778,715	4,434,839

Interest expense:
Deposits	492,183	526,772	1,032,611	1,086,573
Borrowed funds	4,326	7,800	8,652	8,794

Total interest expense	496,509	534,572	1,041,263	1,095,367

Net interest income, before provision for loan losses	1,850,052	1,757,991	3,737,452	3,339,472
Provison for loan losses	300,000	300,000	600,000	600,000

Net interest income, after provision for loan losses	1,550,052	1,457,991	3,137,452	2,739,472

Non-interest income:
Service fees	66,856	43,174	145,662	87,985
Secondary market fees	62,681	30,126	188,701	65,551
Rental income	4,731	5,498	10,505	5,498
Gain on sale of other assets	0	0	433,802	0

Total non-interest income	134,268	78,798	778,670	159,034

Non-interest expense:
Salaries and employee benefits	589,836	538,745	1,221,241	1,074,289
Occupancy and equipment	80,111	88,470	170,498	182,798
Data processing	42,927	30,291	87,442	62,626
Professional services	123,527	122,924	190,684	203,778
Marketing	11,124	10,773	24,749	18,768
Other investment write-down	0	0	0	100,000
Other	234,403	197,257	426,198	375,685

Total non-interest expenses	1,081,928	988,460	2,120,812	2,017,944

Income before income taxes	602,392	548,329	1,795,310	880,562
Provision for income taxes	0	0	0	0

Net Income	$ 602,392	$ 548,329	$ 1,795,310	$ 880,562

Earnings per share - basic and diluted	$ 0.28	$ 0.25	$ 0.83	$ 0.41

See Accompanying Notes to Financial Statements

Choice Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended		For the Six Months Ended

	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Net income	602,392	548,329	1,795,310	880,562

Other comprehensive income, net of tax
Increase in unrealized gains (loss)
on securities during period	(3,092)	33,239	(7,025)	30,323

Comprehensive income	599,300	581,568	1,788,285	910,885

See Accompanying Notes to Financial Statements

Choice Bancorp, Inc.

Consolidated Statements of Stockholders' Equity

(Unaudited)

					Accumulated
			Additional Paid-		Other	Total
	Common Stock		In-Capital-	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Common Stock	Deficit	Income	Equity

Balance at January 1, 2011	2,160,620	$ 2,160,620	$ 20,441,866	$ (10,534,452)	$ 187,411	$ 12,255,445

Comprehensive income:

Net income				880,562		880,562

Unrealized gain on
securities available for sale,
net of tax					30,323	30,323

Total comprehensive
income						910,885

Options and warrants
compensation expense			4,620			4,620

Balance at June 30, 2011	2,160,620	$ 2,160,620	$ 20,446,486	$ (9,653,890)	$ 217,734	$ 13,170,950

Balance at January 1, 2012	2,160,620	$ 2,160,620	$ 20,579,617	$ (7,291,228)	$ 204,263	$ 15,653,272

Comprehensive income:

Net income				1,795,310		1,795,310

Unrealized loss on
securities available for sale,
net of tax					(7,025)	(7,025)

Total comprehensive
income						1,788,285

Options and warrants
compensation expense			61,795			61,795

Balance at June 30, 2012	2,160,620	$ 2,160,620	$ 20,641,412	$ (5,495,918)	$ 197,238	$ 17,503,352

See Accompanying Notes to Financial Statements

Choice Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30, 2012	June 30, 2011

Cash flows from operating activities:
Net income	$ 1,795,310	$ 880,562

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation of premises and equipment	57,213	59,627
Provision for loan losses	600,000	600,000
Gain on sale of other real estate	(433,802)	0
Compensation expense for options	61,795	4,620
Net amortization of securities	25,189	24,181
Changes in operating assets and liabilities:
Loans held for sale	1,650,454	18,131
Other assets	23,108	230,492
Other liabilities	(133,365)	92,918

Net cash provided by operating activities	3,645,902	1,910,531

Cash flows from investing activities:
Purchases of securities available for sale	(11,894,335)	(2,753,875)
Proceeds from maturities and pre-payments
of securities available for sale	9,898,449	5,458,080
Loan originations and principal collections, net	(1,040,192)	(14,065,294)
Purchases of premises and equipment	(8,617)	0

Net cash used in investing activities	(3,044,695)	(11,361,089)

Cash flows from financing activities:
Net increase in deposits	6,000,744	2,954,750
Proceeds from borrowed funds	0	145,000

Net cash provided by financing activities	6,000,744	3,099,750

Net increase (decrease) in cash and cash equivalents	6,601,951	(6,350,808)
Cash and cash equivalents at beginning	1,949,825	9,091,935

Cash and cash equivalents at end	$ 8,551,776	$ 2,741,127

Supplemental cash flow information:

Cash paid during the period for interest:	$ 1,044,278	$ 1,109,721
Cash paid during the period for income taxes:	$ 505,000	$ 0

Noncash investing and financing activities:
Transfer of OREO to loans	$ 0	$ 850,000

See Accompanying Notes to Financial Statements

Choice Bancorp, Inc.

Selected Notes to Interim Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

Nature of Operations

The accompanying unaudited consolidated financial statements of Choice Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to general practices within the banking industry for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. They should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for fair presentation have been included. The results of operations for the three-month and six-month periods ended June 30, 2012 are not necessarily indicative of the results which may be expected for the entire year.

The preparation of the financial statements in conformity with the above-mentioned accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of, and for the three-month and six-month periods ended June 30, 2012. Actual results could vary from those estimates.

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

At June 30, 2012, the Bank's capital ratios were above the minimum levels required by the Consent Order and the Bank believes it is in substantial compliance with the other requirements set forth in the Consent Order.

Deregistration

On May 21, 2012, following passage of the Jumpstart Our Business Startups Act, which increased the number of shareholders of record threshold for deregistration under Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”) for banks and bank holding companies, the Company filed a Form 15 with the Securities and Exchange Commission (“SEC”) giving notice of the termination of registration of the Company’s common stock under Section 12(g) of the Exchange Act.  The termination of the Company’s registration is expected to become effective on or about August 20, 2012.  As a result of the effectiveness of the termination of registration, the Company will no longer be required to file annual or periodic reports under Section 13 or 15(d) of the Exchange Act, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, or comply with proxy rules or file proxy materials under Section 14 of the Exchange Act, and the Company directors and executive officers will no longer be required to comply with the requirements of Section 16 of the Exchange Act, until such time as the Company has 2,000 or more shareholders of record as of the end of any calendar year.

Note 2 – Earnings per Share

Basic earnings per share represents net income divided by the weighted average number of shares outstanding during the period.  Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the potential dilutive effect of vested stock options and organizer and shareholder warrants.  For the three-month and six-month periods ending June 30, 2012, there is no dilutive effect because the average market prices of $6.02 and $6.20, respectively were less than the weighted average strike price of $8.57 per share for options, $10.00 per share for organizer warrants, and $12.50 per share for shareholder warrants.  For the three-month and six-month periods ending June 31, 2011, there is no dilutive effect because the average market prices of $7.79 and $6.69, respectively were less than the strike prices of $10.00 per share for options and organizer warrants and $12.50 per share for shareholder warrants.  The calculation of basic and diluted income per share is presented below:

	Three Months Ended June 30,

	2012	2011

Net income	$ 602,392	$ 548,329
Average shares outstanding	2,160,620	2,160,620

Basic and dilutive net income per share	$ 0.28	$ 0.25

	Six Months Ended June 30,

	2012	2011

Net income	$ 1,795,310	$ 880,562
Average shares outstanding	2,160,620	2,160,620

Basic and dilutive net income per share	$ 0.83	$ 0.41

Note 3- Comprehensive Income

The Company’s only item comprising “Accumulated other comprehensive income (loss)” is net unrealized gains or losses on investment securities available for sale, net of applicable taxes.

Note 4- Loan Impairment and Loan Losses

Activity in the allowance for loan losses for the six-month period ending June 30, 2012 is shown in the following table:

(Dollars in thousands)	June 30, 2012

	Commercial	Real Estate	Other	Total
Allowance for loan losses:
Balance, beginning of period	$ 1,288	$ 2,832	$ 25	$ 4,145
Charge-offs	0	0	55	55
Recoveries	0	0	0	0
Provision	98	447	55	600
Balance, end of period	$ 1,386	$ 3,279	$ 25	$ 4,690

Ending Balance: Individually evaluated for impairment	$ 450	$ 439	$ 0	$ 889

Ending Balance: Collectively evaluated for impairment	$ 936	$ 2,840	$ 25	$ 3,801

(Dollars in thousands)	June 30, 2012

	Commercial	Real Estate	Other	Total
Loans evaluated for impairment:

Individually	$ 2,199	$ 2,773	$ 0	$ 4,972
Collectively	25,825	129,193	718	155,736

Total	$ 28,024	$ 131,966	$ 718	$ 160,708

Activity in the allowance for loan losses for the year ended December 31, 2011 is shown in the following table:

(Dollars in thousands)	December 31, 2011

	Commercial	Real Estate	Other	Total
Allowance for loan losses:
Balance, beginning of period	$ 1,130	$ 1,904	$ 12	$ 3,046
Charge-offs	46	55	0	101
Recoveries	0	0	0	0
Provision	204	983	13	1,200
Balance, end of period	$ 1,288	$ 2,832	$ 25	$ 4,145

Ending Balance: Individually evaluated for impairment	$ 230	$ 55	$ 0	$ 285

Ending Balance: Collectively evaluated for impairment	$ 1,058	$ 2,777	$ 25	$ 3,860

(Dollars in thousands)	December 31, 2011

	Commercial	Real Estate	Other	Total
Loans evaluated for impairment:

Individually	$ 4,492	$ 2,480	$ 0	$ 6,972
Collectively	23,822	128,283	646	152,751

Total	$ 28,314	$ 130,763	$ 646	$ 159,723

The following is a summary of information pertaining to impaired loans:

June 30, 2012

Commercial
(Dollars in thousands)	Commercial	real estate	Total

Unpaid principal balance	$ 2,199	$ 2,773	$ 4,972

Impaired loans with no allowance	$ 21	$ 999	$ 1,020
Impaired loans with allowance	2,178	1,774	3,952
Total impaired loan balance	$ 2,199	$ 2,773	$ 4,972

Related allowance	$ 450	$ 439	$ 889
Average balance	$ 2,207	$ 2,519	$ 4,726
Interest Income Recognized	$ 69	$ 48	$ 117

December 31, 2011

Commercial
(Dollars in thousands)	Commercial	real estate	Total

Unpaid principal balance	$ 4,492	$ 2,480	$ 6,972

Impaired loans with no allowance	$ 2,421	$ 2,374	$ 4,795
Impaired loans with allowance	2,071	106	2,177
Total impaired loan balance	$ 4,492	$ 2,480	$ 6,972

Related allowance	$ 230	$ 55	$ 285
Average balance	$ 1,510	$ 1,322	$ 2,832
Interest Income Recognized	$ 207	$ 123	$ 330

The impaired loans at June 30, 2012 represent nine loans.  Three of the loans totaling $2,199,237 are secured by equipment and inventory.  The remaining six loans totaling $2,772,999 are secured by real estate.  Three of the impaired loans totaling $3,387,221 were performing and accruing interest at June 30, 2012.

The impaired loans at December 31, 2011 represent eleven loans.  Four of the loans totaling $4,492,305 were secured by equipment, accounts receivables, and inventory.  The remaining seven loans totaling $2,480 were secured by real estate.  All of the impaired loans at December 31, 2011 were performing and accruing interest.

A specific reserve on impaired loans of $889,000 was provided for at June 30, 2012, versus a specific reserve of $285,000 on such loans at December 31, 2011.

GAAP accounting for contingencies requires recognition of a loss and disclosure of a loss contingency if two conditions are met.  First, information available prior to the issuance of financial statements indicates that an asset has been impaired. Management and the Board of Directors recognized that the above referenced loans at June 30, 2012 were impaired.  Second, the amount of loss can be reasonably estimated. For the impaired loans at June 30, 2012, the amount of potential loss was reasonably estimated and management believed that the specific reserve of $889,000 was appropriate.  The specific reserve for the impaired loans was based on the fair value of collateral.

The following is a summary of information pertaining to past due and nonaccruing loans:

	June 30, 2012

(Dollars in thousands)	Greater than		Total
	30 - 89 days	90 days and	past due and	Current	Total
	past due	nonaccruing	nonaccruing	loans	loans

Commercial	$ 0	$ 148	$ 148	$ 27,876	$ 28,024

Real estate:
Commercial	314	1,265	1,579	66,677	$ 68,256
Residential	0	172	172	43,590	$ 43,762
Construction	0	0	0	11,639	$ 11,639
Second mortgages	0	0	0	1,890	$ 1,890
Equity lines of credit	0	0	0	6,419	$ 6,419

Consumer	0	0	0	718	718

Total	$ 314	$ 1,585	$ 1,899	$ 158,809	$ 160,708

	December 31, 2011

(Dollars in thousands)		Greater than	Total
	30 - 89 days	90 days and	past due and	Current	Total
	past due	nonaccruing	nonaccruing	loans	loans

Commercial	$ 0	$ 141	$ 141	$ 28,173	$ 28,314

Real estate:
Commercial	0	0	0	71,172	$ 71,172
Residential	0	993	993	39,122	$ 40,115
Construction	0	0	0	11,656	$ 11,656
Second mortgages	0	0	0	1,904	$ 1,904
Equity lines of credit	0	0	0	5,916	$ 5,916

Consumer	0	0	0	646	646

Total	$ 0	$ 1,134	$ 1,134	$ 158,589	$ 159,723

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

Non-Performing Loans

Loans are reported as non-performing when principal or interest has been in default for a period of ninety days or more or if the collection of interest is in question.  Both business purpose and non-business purpose loans are included in this category as appropriate.

The breakdown of loans by risk grades as of June 30, 2012 and December 31, 2011 is presented in the following tables:

(Dollars in thousands)
	June 30, 2012

Risk Grade	Commercial	Real Estate	Consumer	Total

Grade - 1	$ 0	$ 0	$ 0	$ 0
Grade - 2	0	1,250	0	1,250
Grade - 3	122	1,044	0	1,166
Grade - 4	3,857	5,574	0	9,431
Grade - 5	16,178	77,562	0	93,740
Grade - 6	1,364	10,480	0	11,844
Grade - 7	337	4,769	0	5,106
Grade - 8	3,973	4,829	0	8,802
Grade - 9	2,193	1,371	0	3,564
	$ 28,024	$ 106,879	$ 0	$ 134,903

Not Graded

Performing	$ 0	$ 25,021	$ 718	$ 25,739
Non-performing	0	66	0	66

	$ 28,024	$ 131,966	$ 718	$ 160,708

(Dollars in thousands)
	December 31, 2011

Risk Grade	Commercial	Real Estate	Consumer	Total

Grade - 1	$ 0	$ 0	$ 0	$ 0
Grade - 2	0	1,274	0	1,274
Grade - 3	99	1,062	0	1,161
Grade - 4	5,657	2,584	0	8,241
Grade - 5	14,953	79,213	0	94,166
Grade - 6	1,563	14,893	0	16,456
Grade - 7	0	0	0	0
Grade - 8	6,042	8,347	0	14,389
	$ 28,314	$ 107,373	$ 0	$ 135,687

Not Graded

Performing	$ 0	$ 22,397	$ 646	$ 23,043
Non-performing	0	993	0	993

	$ 28,314	$ 130,763	$ 646	$ 159,723

The following is a summary of information pertaining to loans that have been modified during the six month period ended June 30, 2012:

Troubled Debt Restructuring
For the Six Month Period Ended June 30, 2012

	Number	Pre-Modification	Post-Modification	June 30, 2012	Related
	of Loans	Balance	Balance	Balance	Allowance

Real Estate	1	$ 375,872	$ 375,872	$ 375,872	$ 0

	1	$ 375,872	$ 375,872	$ 375,872	$ 0

The loan modification included reduction of the contractual interest rate on one commercial real estate loan.  The risk rating on the modified loan remained unchanged after modification.  The troubled debt restructured loan was not in default of its modified terms during the first six months of 2012.

Note 5- Commitments and Contingencies

In the normal course of its business the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and unfunded commitments. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and unfunded commitments is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At June 30, 2012, the Company had commitments to extend credit and unfunded commitments of approximately $3.5 million and $15.6 million, respectively.  At December 31, 2011, the Company had commitments to extend credit and unfunded commitments of approximately $0.1 million and $18.6 million, respectively.

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

Note 6 – Share-based Compensation

The Choice Bank 2006 Stock Incentive Plan was approved by shareholders on July 11, 2006 and assumed by the Company on the Reorganization Date.  The Board of Directors reserved 360,000 shares of Company stock for use as option awards to officers and directors under the Plan.  As of June 30, 2012, 218,000 option awards have been granted to Company directors and employees including 100,833 options that have fully vested and 117,167 in non-vested options.  The options vest ratably over an average vesting period of 2.4 years, and have a 7.6 year average life from the date of issuance.

During the first six months of 2012, 10,500 options were issued and 1,500 options were forfeited.  None of the options issued in 2012 were vested as of June 30, 2012.  As of June 30, 2012, 142,000 options remain available for future grants.

The fair value of stock options granted is estimated on the date of grant using a Black-Scholes option pricing model. The fair values of stock grants are amortized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense recognized for the three-month and six-month periods ended June 30, 2012 totaled $31,235 and $61,795 respectively, and is included in personnel expense in the statement of income for the period.

Assumptions are used in estimating the fair value of stock options granted.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected volatility is based on the historical volatility of the Bank’s or the Company’s stock as applicable.  The weighted average assumptions utilized for options granted during the six-month period ended June 30, 2012 are as follows:

Weighted Ave

Fair Value	$ 3.36
Stock price	$ 6.62
Option strike price	$ 8.21
Maturity	7.0
Risk-free interest rate	1.44%
Volatility	55.68%

The Company has two types of warrants outstanding to purchase shares of its common stock at June 30, 2012 and December 31, 2011. Initial shareholders in the Bank received warrants to purchase one share of common stock for every five shares of common stock purchased in the Bank’s initial common stock offering (“shareholder warrants”).  A total of 431,990 shareholder warrants were issued.  Originally, the shareholder warrants were exercisable at a price of $12.50 per share at any time until July 24, 2009.  On October 28, 2008, the Board of Directors extended the expiration date to July 24, 2012.  As part of the transaction to reorganize the Bank as a wholly-owned subsidiary of the Company (the “Reorganization”), shareholder warrants to purchase Bank stock were converted into warrants to purchase Company stock at the same price.  As of June 30, 2012, 620 shareholder warrants had been exercised and 431,370 shareholder warrants remained outstanding.

The Bank’s organizers advanced funds and guaranteed loans for organizational and other pre-opening expenses. As consideration for the financial risk assumed, the organizers received warrants to purchase one share of common stock for every $10.00 placed at risk, up to a maximum of 11,250 warrants per organizer (“organizer warrants”).  A total of 213,750 organizer warrants have been issued. The organizer warrants are exercisable at a price of $10.00 per share at any time until July 24, 2016. The organizer warrants were accounted for in accordance with the fair value method and recognized as stock compensation included in start-up expenses at July 24, 2006. As part of the Reorganization, organizer warrants to purchase Bank stock were converted into warrants to purchase Company stock at the same price.  None of the organizer warrants had been exercised as of June 30, 2012.

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

The Company’s net deferred tax asset, resulting largely from its net operating loss carryforwards, was $2,465,015 as of June 30, 2012.  All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized.  Based on management’s consideration of the available evidence including historical losses which must be treated as substantial negative evidence and an uncertain economy and the potential effect on the Company’s asset quality, a valuation allowance for the entire amount of the deferred tax asset was established in 2010.  A $1,200,000 partial reversal of the valuation allowance was recognized at December 31, 2011 based on an evaluation of the ability of the Company to recognize its net deferred assets.  The valuation allowance remained at $760,015 at June 30, 2012.

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

ASU 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04

amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, see Note 9 for the impact to the Company’s financial statements.

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

Information regarding the fair value of assets measured on a recurring basis at fair value as of June 30, 2012 and December 31, 2011 follows:

Assets measured on a recurring basis at:
June 30, 2012

Fair Value Measurements Using

Description	Fair Value	Level 1	Level 2	Level 3

Securities available for sale	$ 11,177,750	$ 0	$ 11,177,750	$ 0
Loans held for sale	1,813,046	1,813,046	0	0

	$ 12,990,796	$ 1,813,046	$ 11,177,750	$ 0

Assets measured on a recurring basis at:
December 31, 2011

Fair Value Measurements Using

Description	Fair Value	Level 1	Level 2	Level 3

Securities available for sale	$ 9,218,665	$ 0	$ 9,218,665	$ 0
Loans held for sale	3,463,500	3,463,500	0	0

	$ 12,682,165	$ 3,463,500	$ 9,218,665	$ 0

Information regarding the fair value of assets measured on a non-recurring basis at fair value as of June 30, 2012 and December 31, 2011 follows:

Assets measured on a non-recurring basis at:
June 30, 2012

Fair Value Measurements Using

Description	Fair Value	Level 1	Level 2	Level 3

Impaired Loans	$ 4,083,236	$ 0	$ 4,083,236	$ 0
Other real estate owned	1,020,000	0	1,020,000	0

	$ 5,103,236	$ 0	$ 5,103,236	$ 0

Assets measured on a non-recurring basis at:
December 31, 2011

Fair Value Measurements Using

Description	Fair Value	Level 1	Level 2	Level 3

Impaired Loans	$ 1,892,440	$ 0	$ 1,892,440	$ 0
Other real estate owned	1,020,000	0	1,020,000	0

	$ 2,912,440	$ 0	$ 2,912,440	$ 0

Impaired loans with a carrying amount of $4,972,236 at June 30, 2012 were determined to have a fair value of $4,083,236 based on the fair value of the collateral securing the loans.  As a result, the Company allocated specific reserves in the amount of $889,000 for impaired loans at June 30, 2012.  Impaired loans with a carrying amount of $2,177,440 at December 31, 2011 were determined to have a fair value of $1,892,440 based on the fair value of the collateral securing the loans.  As a result, the Company allocated specific reserves in the amount of $285,000 for impaired loans as of December 31, 2011.

Other real estate owned is recorded at fair value at the date of acquisition.  Subsequent valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value less cost to sell.  The fair value of other real estate owned was $1,020,000 as of June 30, 2012 and December 31, 2011.  No expenses related to devaluation of other real estate have been incurred for the six-month period ended June 30, 2012.

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

Other Borrowings – Due to the short-term nature of other borrowings held by the Company, fair value approximates the carrying value.

The carrying value and estimated fair values of financial instruments as of June 30, 2012, and December 31, 2011 follows:

	June 30, 2012					December 31, 2011

(In thousands)	Carrying	Estimated Fair Value				Carrying	Estimated
	Value	Total	Level 1	Level 2	Level 3	Value	Fair Value
Financial Assets

Cash and cash equivalents	$ 8,552	$ 8,552	$ 8,552	$ 0	$ 0	$ 1,950	$ 1,950
Securities available for sale	11,178	11,178	0	11,178	0	9,219	9,219
Loans held for sale	1,813	1,813	1,813	0	0	3,463	3,463
Loans, net	156,018	159,392	0	2,337	157,055	155,578	159,450
Accrued interest receivable	549	549	549	0	0	593	594

Total financial assets	$ 178,110	$ 181,484	$ 10,914	$ 13,515	$ 157,055	$ 170,803	$ 174,676

Financial Liabilities

Deposits	$ 164,245	$ 165,789	$ 59,041	$ 0	$ 106,748	$ 158,245	$ 158,770
Other borrowings	290	290	290	0	0	290	290
Accrued interest payable	165	165	165	0	0	168	168

Total financial liabilities	$ 164,700	$ 166,244	$ 59,496	$ 0	$ 106,748	$ 158,703	$ 159,228

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

Management has reviewed the Company’s operations for potential disclosure of information or financial statement impacts related to events occurring after June 30, 2012, but prior to the release of these financial statements.  Based on the results of this review, Management has determined that no subsequent event disclosures are required as of the release date.

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors, some of which are beyond the Company’s control.  Forward-looking statements are subject to significant risks and uncertainties and the Company’s actual results may differ materially from the results discussed in such forward-looking statements.  Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to, the factors set forth under “Risk Factors,” Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on March 31, 2012 as well as Part II, Item 1A herein and any other risks identified in this Report.  New factors emerge from time to time, and it is not possible for the Company to predict which factor, if any, will materialize.  In addition, the Company cannot assess the potential impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Management’s Discussion & Analysis

The following discussion describes the Company’s consolidated results of operations for the three-month and six-month periods ended June 30, 2012, as compared to the Company’s results of operations for the three-month and six-month periods ended June 30, 2011 and also compares the Company’s consolidated financial condition as of June 30, 2012 to the Company’s financial condition at December 31, 2011.  Since the consummation of the Reorganization, the Company's sole asset is its investment in the Bank and the Company's operations are conducted solely through the Bank.

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

July 2006 thru December 2009			March 2010 thru June 2012

Date	Total Assets	% Growth	Date	Total Assets	% Growth

Jul-06	$ 20,824,545		Mar-10	$ 122,940,295	2%
Sep-06	$ 26,737,176	28%	Jun-10	$ 147,394,234	20%
Dec-06	$ 32,600,536	22%	Sep-10	$ 161,221,291	9%
Mar-07	$ 39,447,477	21%	Dec-10	$ 163,697,874	2%
Jun-07	$ 44,966,989	14%	Mar-11	$ 159,438,965	-3%	[1]
Sep-07	$ 58,190,302	29%	Jun-11	$ 167,825,844	5%	[1]
Dec-07	$ 71,851,968	23%	Sep-11	$ 175,169,581	4%	[1]
Mar-08	$ 86,699,212	21%	Dec-11	$ 175,143,249	0%	[1]
Jun-08	$ 92,258,664	6%	Mar-12	$ 180,996,128	3%	[1]
Sep-08	$ 105,211,742	14%	Jun-12	$ 182,856,121	1%	[1]
Dec-08	$ 119,041,620	13%
Mar-09	$ 121,815,492	2%
Jun-09	$ 121,626,414	0%
Sep-09	$ 118,964,450	-2%
Dec-09	$ 120,807,482	2%

[1] Reflects consolidated assets of the Company subsequent to the reorganization.

The graph and table above show that asset growth was significant during the Bank’s initial two and a half years of operation.  Asset growth slowed subsequent to December 31, 2008 as management curtailed lending in the recessionary environment.  However, the Bank took advantage of a special growth opportunity in April 2010 when it added another seasoned commercial lending officer with established ties to the Oshkosh community.  This addition had an immediate impact, enabling the Bank to increase total loans by about $32.2 million during the last three quarters of 2010.  Total asset growth for 2010 and 2011 was $42.9 million or 35.5%, and $11.4 million or 7.0%, respectively.  Management has implemented a measured growth strategy for 2012 in accordance with the Company’s capital management guidelines.  Total asset growth is $7.7 million or 4.4% for the six-month period ended June 30, 2012.

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

Allowance for Loan Losses and Provision for Loan Losses

The provision for loan losses charged to earnings for each of the six-month periods ended June 30, 2012 and June 30, 2011 was $600,000.  As of June 30, 2012, the loan portfolio increased $1.0 million or 0.6% compared to the loan portfolio balance as of December 31, 2011.  The provision for loan losses for the six-month period ended June 30, 2012 is supported by Management’s ongoing assessment of risk associated with the current loan portfolio.

A summary of past due and non-accruing loans as of June 30, 2012 is reported in the table below:

			Over 90 days
			and
Past Due Loans	30 - 59 days	60 - 89 days	nonaccruing	Total

Principal balance	$ 313,581	$ 0	$ 1,585,015	$ 1,898,596
Number of loans	3	0	6	9
% of Gross Loans	0.19%	0.00%	0.99%	1.18%

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

For the quarter ended June 30, 2012, interest payments of $27,365 were received on loans classified as non-accrual.  The amount of additional interest that would have been recorded as interest income had the non-accrual loans been current during the quarter ended June 30, 2012 is approximately $15,110.

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

During the six-months ended June 30, 2012, total assets increased by $7.7 million or approximately 4.4%.  Cash and cash equivalents increased $6.6 million, including a $7.0 million increase in federal funds sold offset by a $0.4 decrease in cash balances as compared to balances held at December 31, 2011.  Net loans increased $0.4 million, or 0.28% compared to year-end 2011.  Loans held for sale declined $1.7 million during the six months ended June 30, 2012, primarily due to the slowdown in mortgage financing activity relative to the fourth quarter 2011.

For the six months ended June 30, 2012, total deposits increased $6.0 million, or 3.8%, as compared to balances held at December 31, 2011.

The composition of the balance sheet has changed to include 10.8% liquid assets, (cash and cash equivalents and securities), compared to 6.4% as of December 31, 2011.  Management increased short-term liquidity to bolster the Company’s ability to meet potential funding needs under unforeseen market conditions.  The effort to bolster the Company’s liquidity position also included the containment of loan growth during the first six months of 2012.  Loans represent 85.3% of total assets as of June 30, 2012, down from 88.8% of total assets as of December 31, 2011.

	June 30, 2012		December 31, 2011

Assets	Dollar Amount	%	Dollar Amount	%

Cash and cash equivalents	$ 8,551,776	4.7%	$ 1,949,825	1.1%
Securities available for sale	11,177,750	6.1%	9,218,665	5.3%
Loans held for sale	1,813,046	1.0%	3,463,500	2.0%
Loans	156,017,756	85.3%	155,577,564	88.8%
Premises and equipment, net	1,442,393	0.8%	1,490,989	0.8%
Other real estate owned	1,020,000	0.6%	1,020,000	0.6%
Deferred tax asset	1,705,000	0.9%	1,200,000	0.7%
Prepaid FDIC premium	0	0.0%	125,867	0.1%
Other assets	1,128,400	0.6%	1,096,839	0.6%

Total assets	$ 182,856,121	100.0%	$ 175,143,249	100.0%

Liabilities and Equity

Deposits	$ 164,245,197	89.8%	$ 158,244,453	90.4%
Other Borrowings	290,000	0.2%	290,000	0.2%
Other liabilities	817,572	0.4%	955,524	0.5%
Stockholders' equity	17,503,352	9.6%	15,653,272	8.9%

Total liabilities and equity	$ 182,856,121	100.0%	$ 175,143,249	100.0%

Loans

As shown in the table below, gross loans increased $1.0 million from December 31, 2011 to June 30, 2012.  The primary source for new loans has been the residential real estate and equity lines of credit market segments.  The commercial and commercial real estate segments declined due to the planned reduction of credit concentrations.   The Company intends to continue to pursue loan opportunities when it is able to do so without sacrificing prudent underwriting standards.

The Company has managed its loan portfolio to achieve diversification, both in types of loans made and location.  Fifteen-year and thirty-year fixed-rate mortgage loans are sold in the secondary market, with servicing released to the purchaser. The components of the loan portfolio at June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30, 2012%		December 31, 2011%

Commercial	$ 28,023,474	17.4%	$ 28,313,560	17.7%
Real estate:
Commercial	68,256,314	42.5%	71,171,639	44.6%
Residential	43,762,406	27.2%	40,115,377	25.1%
Construction & Development	11,638,761	7.2%	11,655,897	7.3%
Second Mortgages	1,889,619	1.2%	1,904,291	1.2%
Equity lines of credit	6,419,113	4.0%	5,915,822	3.7%
Consumer	717,976	0.5%	646,033	0.4%
Subtotals	160,707,663	100.0%	159,722,619	100.0%

Allowance for loan losses	4,689,907		4,145,055
Loans, net	$ 156,017,756		$ 155,577,564

As of June 30, 2012, approximately 43% of loans were made to finance commercial real estate, approximately 17% of loans were made to finance commercial enterprises, and approximately 27% of loans were made to finance residential property.  There were no other loan categories that exceeded 10% of total loans as of June 30, 2012.

Investments

The estimated fair market value of the investment portfolio as of June 30, 2012 was $11,177,750 including a pre-tax unrealized gain of $326,014.  As of December 31, 2011, estimated fair market value was $9,218,665 including pre-tax unrealized gain of $337,626.  There were no significant pre-tax unrealized losses at June 30, 2012 or December 31, 2011.

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

The following table sets forth information regarding the scheduled maturities for the Company’s investment securities as of June 30, 2012 and December 31, 2011, by contractual maturity.  The maturities of the mortgage-backed securities are the stated maturity date of each security.  The table does not take into consideration the effects of scheduled payments or possible payoffs.

			After 1 Year		After 5 Years
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years		Totals

(In thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

At June 30, 2012:

US Agency Securities	$ 999	0.27%	$ 3,773	1.40%	$ 2,008	0.92%	$ 0	0.00%	$ 6,780	1.09%
Municipal Securities	360	5.56%	2,431	4.83%	548	1.25%	0	0.00%	3,339	4.32%
Mortgage Backed Securities	65	3.92%	994	4.85%	0	0.00%	0	0.00%	1,059	4.79%
Total	$ 1,424	1.77%	$ 7,198	3.03%	$ 2,556	0.99%	$ 0	0.00%	$ 11,178	2.41%

			After 1 Year		After 5 Years
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years		Totals

(In thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

At December 31, 2011:

US Agency Securities	$ 482	3.91%	$ 0	0.00%	$ 2,003	1.32%	$ 501	1.01%	$ 2,986	1.69%
Municipal Securities	2,323	3.52%	2,803	4.92%	0	0.00%	0	0.00%	5,126	4.29%
Mortgage Backed Securities	0	0.00%	1,107	4.85%	0	0.00%	0	0.00%	1,107	4.85%
Total	$ 2,805	3.58%	$ 3,910	4.90%	$ 2,003	1.32%	$ 501	1.01%	$ 9,219	3.51%

Deposits

During the six-month period ended June 30, 2012, deposits increased $6.0 million or 3.8%, compared to December 31, 2011.

Noninterest-bearing deposits increased $1.0 million, or 11.9%, during the first six months of 2012.  Management believes that some of this increase may be temporary as deposit customers evaluate other investment options.

Interest-bearing deposits increased by $5.0 million, or 3.3%, during the six-month period ended June 30, 2012.  Certificates of deposit balances increased $10.0 million, or 10.4%, offset by a $5.1 million, or 11.0% decrease in money market accounts during this period.  Interest bearing checking and savings balances remained relatively stable for the six months ended June 30, 2012.

The decline in money market balances is attributable to management’s effort to reduce reliance on these deposits.  Management targeted term deposit growth to secure stable deposit funds and to reduce short-term interest rate risk.

The $10.0 million increase in certificates of deposit during the first six months of 2012 includes $4.5 million of term deposits having maturities beyond two years.  Management targeted long-term funding to help reduce interest rate risk within the balance sheet.  Management monitors funding to ensure compliance with the Company’s Asset and Liability Management Policy.

The table below shows the deposit breakdown by dollar balance and percentage of total deposits as of June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011

Deposits	Dollars	%	Dollars-$	%

Non interest-bearing deposits	$ 9,556,537	5.8%	$ 8,539,589	5.4%
Interest-bearing demand	3,432,451	2.1%	3,737,126	2.4%
Money market accounts	41,318,849	25.2%	46,432,343	29.3%
Savings accounts	3,877,280	2.4%	3,484,348	2.2%
Certificates of deposit less than $100,000	68,885,390	41.9%	60,618,445	38.3%
Certificates of deposit $100,000 and greater	37,174,690	22.6%	35,432,602	22.4%
	$ 164,245,197	100.0%	$ 158,244,453	100.0%

The following table shows a breakdown by dollar amount and maturity of certificates of deposit as of June 30, 2012.

	Certificates	Certificates
	of Deposit	of Deposit
	Less Than	$100,000
	$100,000	and Greater	Total

Due three months or less	$ 5,416,381	$ 4,876,419	$ 10,292,800
Due more than three months to six months	3,464,671	3,665,600	7,130,271
More than six months to one year	13,460,910	10,646,063	24,106,973
Over one year	46,543,428	17,986,608	64,530,036

	$ 68,885,390	$ 37,174,690	$ 106,060,080

Income Taxes

The Company has federal and state operating loss carryforwards that approximate $1.5 million for federal and $1.3 million for state that may be applied against future federal and state taxable income earned.  The carryforwards begin to expire on December 31, 2026 for federal purposes and December 31, 2021 for Wisconsin purposes.

The Company’s net deferred tax asset, resulting largely from its net operating loss carryforwards, was $2,465,015 as of June 30, 2012.  All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized.  Based on management’s consideration of the available evidence including historical losses which must be treated as substantial negative evidence and an uncertain economy and the potential effect on the Company’s asset quality, a valuation allowance for the entire amount of the deferred tax asset was established in 2010.  A $1,200,000 partial reversal of the valuation allowance was recognized at December 31, 2011 based on an evaluation of the ability of the Company to recognize its net deferred assets.  The valuation allowance totaled $760,015 at June 30, 2012.

Liquidity and Sensitivity

Interest rate risk is fundamental to the business of banking. Changes in interest rates can expose an institution to adverse shifts in the level of net interest income or other rate-sensitive income sources and impair the underlying value of its assets and liabilities.

The Company’s Asset-Liability Committee (“ALCO”) is responsible for managing liquidity and interest rate risk. The Board of Directors has adopted a Liquidity Risk Management Policy which establishes a hierarchy of sources of funds the Company would use in case of a liquidity crisis.

The Company’s primary potential source of funds on a short-term basis is access to overnight lines of credit established with two correspondent banks.  As of June 30, 2012, the Company had access to a $12.5 million line of credit (of which $5.1 million is unsecured) at Banker’s Bank, Madison and $3.0 million (unsecured) at BMO Harris Bank, Milwaukee.  Nothing was drawn on either line of credit at June 30, 2012, nor did the Company draw funds against either line of credit at any time during 2012.

The Company relies primarily on local deposits to fund lending and investing operations. Besides the line of credit mentioned above, the Company has access to needed funds through brokered deposits, which represent deposits from outside of its market area. The Company had third-party brokered deposits of $22.6 million at June 30, 2012 and December 31, 2011.

The Company also has approximately $1.6 million of deposits in the CDARs Reciprocal Program. Those are local deposits transferred to other institutions to ensure complete FDIC insurance coverage, with an equal amount transferred to the Company from other financial institutions participating in the program. This program allows the Company to retain local deposits in excess of the FDIC insurance amount, while providing full insurance coverage to its customers.

All deposits obtained through third-party deposit brokers or through the CDARS program are reported as brokered deposits in the Company’s financial reports.  The Company’s Asset-Liability Management Policy allows a maximum ratio of 20% brokered deposits to total deposits.  As of June 30, 2012 the percentage of brokered deposits to total deposits was 14.7%.

One measure of short-term interest rate risk is gap analysis, which compares the dollar amount of assets which can be re-priced in a certain time period to liabilities which can be re-priced in the same period. Theoretically, in a period of rising market interest rates, being asset sensitive (whereby more assets re-pricing than liabilities) is advantageous. The converse is true in a declining rate environment. The theoretical advantage is mitigated by the fact that borrowers refinance loans as rates decline, and certificate of deposit holders move to higher yielding CDs in a rising rate environment. The gap analysis is a tool that assists the ALCO in monitoring maturities and setting loan and deposit rates. As of June 30, 2012, the Company is liability sensitive, meaning that it is better positioned in a declining interest rate environment.  Management has focused attention on reducing short-term sensitivity to rising interest rates by implementing strategies to extend deposit maturities and securing match-funding for larger credits.  Management will continue to manage assets and liabilities to minimize interest rate risk to the balance sheet.

Capital Resources

Management monitors the Company’s and the Bank’s capital levels and has not identified significant capital expenditure needs that would have an impact on capital requirements at this time.  As of June 30, 2012, the Bank’s Tier 1 risk-weighted capital ratio, total risk-weighted capital, and Tier 1 leverage ratio were in excess of regulatory minimums and the Bank was classified as “adequately capitalized”.  The Bank does not anticipate changes in the mix and relative costs of capital at this time.

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

0%, which includes cash on hand and US Treasury securities

20%, which includes cash in banks and US agency securities

50%, which includes 1 to 4 family residential mortgages

100%, which includes any assets not designated elsewhere

As of June 30, 2012, the most recent notification from the FDIC categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below and not be subject to any written regulatory order, capital directives or prompt corrective action directives issued by its bank regulator.

As part of the Consent Order, the Bank is required to maintain a Tier 1 Leverage Capital ratio of at least 9 percent of total assets and a Total Risk-Based Capital ratio level of at least 12 percent.  At June 30, 2012, the Bank was in compliance with these directives, with a Tier 1 Leverage Capital ratio of 9.59% and a Total Risk-Based Capital ratio of 13.95%, however, because the Bank is subject to the Consent Order, it is precluded from being characterized as “well capitalized”.  The Bank continues to pursue strategies to enhance its capital position to remain in compliance with the levels established pursuant to the initiative indicated above.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
Choice Bank	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(In Thousands)

As of June 30, 2012

Total Risk-based Capital (to risk-
weighted assets)	$ 19,161	13.95%	$ 10,988	≥ 8.00%	$ 13,735	≥ 10.00%

Tier 1 Capital (to risk-
weighted assets)	$ 17,407	12.67%	$ 5,494	≥ 4.00%	$ 8,241	≥ 6.00%

Tier 1 Capital (to average
assets)	$ 17,407	9.59%	$ 7,262	≥ 4.00%	$ 9,077	≥ 5.00%

As of December 31, 2011

Total Risk-based Capital (to risk-
weighted assets)	$ 17,421	12.61%	$ 11,055	≥ 8.00%	$ 13,818	≥ 10.00%

Tier 1 Capital (to risk-
weighted assets)	$ 15,662	11.33%	$ 5,527	≥ 4.00%	$ 8,291	≥ 6.00%

Tier 1 Capital (to average
assets)	$ 15,662	8.87%	$ 7,064	≥ 4.00%	$ 8,830	≥ 5.00%

Results of Operations

The following is a summary of operations for the periods indicated:

	Three months ended June 30,		Six months ended June 30,

	2012	2011	2012	2011

Net interest income	$ 1,850,052	$ 1,757,991	$ 3,737,452	$ 3,339,472
Provision for loan loss	300,000	300,000	600,000	600,000
Non-interest income	134,268	78,798	778,670	159,034
Non-interest expense	1,081,928	988,460	2,120,812	2,017,944

	602,392	548,329	1,795,310	880,562
Income taxes	0	0	0	0

Net income	$ 602,392	$ 548,329	$ 1,795,310	$ 880,562

Financial Ratios:

Return on average equity	14.01%	17.00%	21.61%	13.74%
Return on average assets	1.33%	1.35%	2.01%	1.08%
Average equity to average assets	9.49%	7.96%	9.29%	7.85%

Net income for the quarter ended June 30, 2012, was $602,392, an increase of $54,063 from net income of $548,329 for the corresponding period in 2011.  This increase is attributable to a $92,061 increase in net interest income and a $55,470 increase in non-interest income offset by a $93,468 increase in non-interest expense.  Net income for the six-month period ended June 30, 2012 was $1,795,310, an increase of $914,748 compared to net income of $880,562 for the corresponding period in 2011.  The increase in year-to-date net income is attributable to a $433,802 gain on sale of other assets, an increase of $397,980 in net interest income, and an increase in non-interest income of $185,834 offset by a $102,868 increase in non-interest expense.

The Company did not report federal and state income tax expense for the six month periods ended June 30, for 2012 and 2011 due to the offset of the deferred tax valuation allowance.

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

Net interest income for the quarter ended June 30, 2012 was $1,850,052, an increase of $92,061, compared to $1,757,991 for the quarter ended June 30, 2011.  Net interest income for the six months ended June 30, 2012 was $3,737,452, an increase of $397,980, compared to the $3,339,472 reported for the comparable period in 2011.  Management has managed the earning assets and interest-bearing liabilities to increase net interest performance under a prevailing low rate environment.

The following table provides a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Comparison 3-Months Ended			Comparison 6-Months Ended
	June 30, 2012 versus 2011			June 30, 2012 versus 2011

	Increase (Decrease)			Increase (Decrease)
	Due to Change In			Due to Change In
(In thousands)	Average	Average	Total	Average	Average	Total
	Balance	Rate	Change	Balance	Rate	Change
Interest income:
Investment securities	17	(81)	(64)	(10)	(86)	(96)
Federal Funds sold	4	(1)	3	3	(1)	2
Loans	237	(122)	115	479	(41)	438

Total interest income	258	(204)	54	472	(128)	344

Interest expense:
Interest-bearing demand	(5)	(18)	(23)	(13)	(34)	(47)
Savings deposits	0	0	0	0	(1)	(1)
Certificates of deposit	57	(70)	(13)	109	(116)	(7)
Borrowed funds	(4)	2	(2)	(4)	5	1
					0
Total interest expense	48	(86)	(38)	92	(146)	(54)

Net interest income	210	(118)	92	380	18	398

The increase in net interest income for the three-month period ended June 30, 2012 relative to the comparable period in 2011 is primarily due to the growth in earning assets offset by a decrease in net interest spread.  Average earning assets held during the second quarter of 2012 were $18.2 million greater than the average earning assets held during the second quarter of 2011.  The growth in earning assets generated $257,666 in additional interest income and provided a $209,865 increase to net interest income when offset by a $47,801 increase in interest expense resulting from the growth in deposit balances.  The decrease in net interest spread between the three-month-periods ended June 30, 2012 and 2011 generated an offsetting decline to net interest income of $117,804 million for the second quarter 2012.  The net interest spread for the second quarter 2012 was 3.94% compared to net interest spread of 4.16% for the second quarter 2011.

The increase in net interest income for the six-month period ended June 30, 2012 relative to the comparable period in 2011 is attributed to the combination of growth in earning assets and the increase in net interest spread.  Average earning assets held during the first six months of 2012 were $17.1 million greater than the average earning assets held during the first six months of 2011.  The growth in earning assets generated $471,597 in additional interest income and provided a $379,064 increase to net interest income when offset by a $92,533 increase in interest expense resulting from the growth in deposit balances.  The increase in net interest spread between the six-month periods ended June 30, 2012 and 2011 generated additional net interest income of $18,916 for the current six-month period.  The net interest spread for the six-month period ended June 30, 2012 was 4.03% compared to the net interest spread of 4.00% for the comparable period in 2011.

The decrease in net interest spread for the three-month period ended June 30, 2012 is attributed to a decline in yield on earning assets offset by a reduction in the cost of funds.  The decline in yield on earning assets during the second quarter of 2012 resulted in a $203,668 decrease to net interest income relative to the second quarter 2011.  The reduction in cost of funds during the second quarter of 2012 enabled the Company to generate additional net interest income of $85,864 relative to the second quarter 2011.

The increase in net interest spread for the six-month period ended June 30, 2012 is attributed to a reduction in the cost of funds partially offset by a decline in yield on earning assets.  The reduction in cost of funds during the six-month period ended June 30, 2012 enabled the Company to generate additional net interest income of $146,637 relative to the comparable period in 2011.  The decline in yield on earning assets during the current six-month period resulted in a $127,721 decrease to net interest income relative to comparable period in 2011.

The Company’s average interest-earning assets of $180.4 million for the second quarter of 2012 yielded an average return of 5.23% compared to average interest-earning assets of $162.2 million and a 5.67% average return for the second quarter of 2011.  For the six months ended June 30, 2012, average earning assets and yield were $178.0 and 5.40% respectively, compared to $160.9 million and 5.56% for the comparable period in 2011.

Interest-bearing liabilities averaged $154.8 million for the second quarter of 2012 and posted an average interest rate of 1.29%.  The average balance and average interest rate paid on interest-bearing liabilities were $142.1 million and 1.51%, respectively, for the second quarter of 2011.  Year-to-date, average interest-bearing liabilities and average interest rate were $153.3 million and 1.37%, respectively, compared to $141.4 million and 1.56% for the comparable period in 2011.

Provision for Loan Losses

The provisions for loan loss for the second quarter and year-to-date were $300,000 and $600,000 respectively for each of the comparable periods in 2012 and 2011.  Provision expense is determined based on management’s ongoing assessment of risk associated with the loan portfolio.

Non-Interest Income

The following table reflects the various components of non-interest income for the three-month and six-month periods ending June 30, 2012 and 2011, respectively:

	Three months ended

Non-interest income	June 30, 2012	June 30, 2011	% Change

Loan document preparation fees	$ 29,243	$ 15,489	88.8%
Other customer service fees	37,613	27,685	35.9%
Total customer service fees	66,856	43,174	54.9%
Secondary market fees	62,681	30,126	108.1%
Rental income on other real estate	4,731	5,498	-14.0%
Total non-interest income	$ 134,268	$ 78,798	70.4%

	Six months ended

Non-interest income	June 30, 2012	June 30, 2011	% Change

Loan document preparation fees	$ 68,682	$ 29,327	134.2%
Other customer service fees	76,980	58,658	31.2%
Total customer service fees	145,662	87,985	65.6%
Secondary market fees	188,701	65,551	187.9%
Rental income on other real estate	10,505	5,498	91.1%
Gain on sale of other assets	433,802	0	NA
Total non-interest income	$ 778,670	$ 159,034	389.6%

Non-interest income increased $55,470, or 70.4%, for the three months ended June 30, 2012 versus the comparable period in 2011.  For the six-month period ended June 30, 2012 non-interest income increased $619,636, or 389.6% relative to the comparable period in 2011.

A rise in secondary market fees and related increase in loan document preparation fees had an impact on non-interest income for both periods.  Secondary market fees, which are heavily tied to mortgage financing volume, increased $32,555 for the second quarter and $123,150 for the year-to-date 2012 relative to the same periods for 2011.  Loan document preparation fees increased $13,754 for the second quarter and $39,355 for the year-to-date relative to the same periods for 2011.

A gain on sale of other real estate had the most notable impact on non-interest income year-to-date 2012.  The $433,802 gain included a $400,000 gain recognized on the sale of a residential property and a $33,802 gain on the sale of a commercial real estate property.

Rental income on other real estate increased $5,007, or 91.1% for the six-month period ended June 30, 2012 compared to the same period for 2011.  The Company did not own rental properties during the first quarter of 2011.

The rise in other customer service fees for the second quarter and year-to-date relative to the same periods in 2011 is consistent with the increase in customer relationships experienced between the comparable time periods.

Non-Interest Expense

The following table reflects the various components of non-interest expense for the three-month and six-month periods ended June 30, 2012 and 2011, respectively.

	Three months ended

Non-interest expense	June 30, 2012	June 30, 2011	% Change

Salaries and benefits	$ 589,836	$ 538,745	9.5%
Occupancy and equipment	80,111	88,470	-9.4%
Data processing	42,927	30,291	41.7%
Marketing	11,124	10,773	3.3%
Legal fees	29,998	27,093	10.7%
Professional fees	93,529	95,831	-2.4%
FDIC Premium	85,629	85,979	-0.4%
Director Fees	18,750	18,750	0.0%
Other operating expenses	130,024	92,528	40.5%

	$ 1,081,928	$ 988,460	9.5%

	Six months ended

Non-interest expense	June 30, 2012	June 30, 2011	% Change

Salaries and benefits	$ 1,221,241	$ 1,074,289	13.7%
Occupancy and equipment	170,498	182,798	-6.7%
Data processing	87,442	62,626	39.6%
Marketing	24,749	18,768	31.9%
Legal fees	45,760	46,355	-1.3%
Professional fees	144,924	157,423	-7.9%
FDIC Premium	151,048	170,337	-11.3%
Director Fees	37,500	37,500	0.0%
Loss on devaluation of other assets	0	100,000	N/A
Other operating expenses	237,650	167,848	41.6%

	$ 2,120,812	$ 2,017,944	5.1%

Non-interest expense increased $93,468, or 9.5%, for the three months ended June 30, 2012 versus the comparable period in 2011.  For the six-month period ended June 30, 2012 non-interest expense increased $102,868, or 5.1% relative to the comparable period in 2011.

A rise in salaries and benefits had an impact on non-interest expense for both periods.  Salaries and benefits increased $51,091 for the second quarter and $146,952 for the six-months ended June 30, 2012 relative to the same periods for 2011.  The increase in salaries and benefits expense is attributed to the combination of expense related to stock options awarded in 2012 and staff expansion for 2012 relative to 2011.

An increase in data processing expense had an impact on non-interest expense for both periods.  Data processing costs increased $12,636 for the second quarter and $24,816 for the six-months ended June 30, 2012 relative to the same periods for 2011.  Data processing expense increased during 2012 due to the continued growth in number of customer accounts and volume of banking transactions.

A rise in other operating expenses had an impact on non-interest expense for both periods.  Other operating expense increased $37,496 for the second quarter and $69,802 for the six-month period ended June 30, 2012.  The increase in other operating costs is primarily attributed to expense to maintain other real estate owned.

For the six-month period ended June 30, 2012, marketing expense increased $5,981 relative to the same period in 2011.  The increase in expense is attributed to additional community support initiatives undertaken during the first quarter 2012.

For the six-month period ended June 30, 2012, professional fees decreased $12,499 relative to the same period in 2011.  Professional fees for 2011 included expense associated with the conversion of bank stock to holding company stock that occurred in that year.

For the six-month period ended June 30, 2012, FDIC premium expense decreased $19,289 relative to the same period for 2011.  FDIC premium expense for 2011 included an adjustment to reflect a rise in the Company’s assessment rate.

The Company incurred an expense of $100,000 during the first quarter of 2011 related to the devaluation of an investment held in other assets.  The loss was recognized based on a determination of permanent loss of value in the underlying investment.

Income Tax Expense

The Company did not report federal and state income tax expense for three-month or six-month periods ended June 30, 2012 or June 30, 2011 due to the offset of the deferred tax valuation allowance.

Off-Balance Sheet Arrangements

The Company has no material off-balance sheet arrangements, other than through the Company’s commitments to extend credit and unfunded commitments.  At June 30, 2012, the Company had commitments to extend credit and unfunded commitments of approximately $3.5 million and $15.6 million, respectively.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The disclosure contemplated by Item 3 is not required because the Company qualifies as a smaller reporting company.

ITEM 4. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q for the quarter ended June 30, 2012, the Company carried out an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e) and 15d-15(e).

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

As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 (the "2011 Form 10-K"), the Chief Executive Officer and Chief Financial Officer identified a material weakness as of December 31, 2011 in the Company's internal controls over its financial reporting processes. The material weakness related to the failure of the Company's internal controls to provide a proper and timely review and reporting of the Company's asset necessary for the Board of Directors to evaluate and establish an adequate allowance and make adequate provision for inherent and identified losses. In the 2011 Form 10-K the Company reported that it engaged an outside professional consultant to conduct a review of the Company's system of internal controls and procedures and assist management in making any changes appropriate to remedy the material weakness and any other deficiencies and to improve the design of such system to assure the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2012 that materially affected, or were reasonably likely to materially affect, its internal controls over financial reporting.  As of the date of this Report, management believes that the material weakness identified in the 2011 Form 10-K continues to exist, although the Company continues to pursue the steps noted above, including engagement of an outside consulting firm, to assist the Company in remediating the identified weakness and improving the design of its system of internal controls and procedures.  Management expects that the material weakness will be substantially remediated prior to the end of 2012, although there can be no assurance that management will be successful in such remedial efforts by that date, or at all.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not sell any unregistered securities during the first six months of 2012, nor repurchased any of its securities during the period.

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

CHOICE BANCORP, INC.

Date:	August 14, 2012	/s/ J. Scott Sitter
J. Scott Sitter
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 14, 2012	/s/ John F. Glynn
John F. Glynn
Chief Financial Officer Principal Accounting Officer)